Form 10QSB
period 2007-03-31
Arkson Neutraceuticals Corp.
filed 2007-05-14
CIK 1389413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION FROM _____________ TO ______________.

                       COMMISSION FILE NUMBER: 000-52458


                           ARKSON NUTRACEUTICALS CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

          DELAWARE                                               51-0383940
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

4653 Carmel Mountain Road, Ste. 308-129
       San Diego, California                                       92130
(Address of principal executive offices)                         (Zip code)

                     Issuer's telephone number: 858-525-3157

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

     At March 31, 2007, there were outstanding 49,917,780 shares of the Registrant's Common Stock, $.0001 par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           ARKSON NUTRACEUTICALS, INC.
                        (A Development Stage Enterprise)


ITEM 1. FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
   Balance Sheets                                                          3

   Statements of Operations                                                4

   Statements of Stockholders' Equity                                      5

   Statements of Cash Flows                                                7

   Notes to Financial Statements                                           8

                           ARKSON NUTRACEUTICALS CORP.

                                 BALANCE SHEETS

                                                                    As of               As of
                                                                   Mar. 31,            Dec. 31,
                                                                     2007                2006
                                                                   ---------           ---------
                                     ASSETS

Current Assets
 Cash                                                              $      --           $      --
                                                                   ---------           ---------
Total Assets                                                       $      --           $      --

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Loan from an officer                                                   7,606               7,606
                                                                   ---------           ---------
TOTAL LIABILITIES                                                  $   7,606           $   7,606

Stockholders' Equity (Deficit)
  Common stock, $.0001 par value:
   50,000,000 shares authorized,
    10,917,780 shares issued and outstanding
    as of 12/31/2006                                                                       1,092
   49,917,780 shares issued and outstanding
    as of 3/31/2007                                                    4,992
  Additional paid in capital                                         118,788             122,688
  Retained Earnings                                                       --                  --
  Deficit accumulated during the
   development stage                                                (131,386)           (131,386)
                                                                   ---------           ---------
Total Shareholders' Equity (Deficit)                                  (7,606)             (7,606)
                                                                   ---------           ---------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $      --           $      --
                                                                   =========           =========

                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.

                             STATEMENT OF OPERATIONS

                                                                                                    From Inception
                                                                                                     Oct. 2, 1998
                                   Three Months Ended March 31,        Years Ended December 31,        through
                                   ----------------------------      ---------------------------       March 31,
                                      2007             2006             2006            2005             2007
                                   -----------      -----------      -----------     -----------      -----------
Revenue                            $        --      $        --      $        --     $        --      $        --
                                   -----------      -----------      -----------     -----------      -----------
Total Revenue                               --               --               --              --               --

General & Admin Exps                        --               --               --              --          131,610
                                   -----------      -----------      -----------     -----------      -----------

Operating Income (Loss)                     --               --               --              --         (131,610)
                                   -----------      -----------      -----------     -----------      -----------
Other Income (Expense)
Interest Income                                                                                               290
Other Income                                                                                                  194
                                   -----------      -----------      -----------     -----------      -----------
                                                                                                              484
NET INCOME (LOSS) BEFORE
INCOME TAX BENEFIT

INCOME TAX
  Current income tax                                                                                         (260)
  Income tax benefit                                                                                           --
                                   -----------      -----------      -----------     -----------      -----------

NET INCOME (LOSS)                  $        --      $        --      $        --     $        --      $  (131,386)
                                   ===========      ===========      ===========     ===========      ===========

Basic and diluted earning
 (Loss) per Share                           --               --               --              --
                                   -----------      -----------      -----------     -----------
Weighted average number
 of common shares
 outstanding                        43,417,780       10,917,780       10,917,780      10,917,780

                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                        Accumulated
                                                  Common Stock           Additional       During          Total
                                               -------------------        Paid in       Development    Stockholders
                                               Shares       Amount        Capital          Stage          Equity
                                               ------       ------        -------          -----          ------
Common stock issued for services             9,250,000     $    925      $     (925)
Common stock issued for cash at $.01           600,000           60           5,940                    $     6,000
Common stock issued for cash at $.05         1,000,000          100          49,900                         50,000
Net loss for year Ended Dec. 31, 1998                                                  $   (37,878)       (37,878)
                                           -----------     --------      ----------    -----------     -----------
Balance, Dec. 31, 1998                      10,850,000        1,085          54,915        (37,878)         18,122
                                           -----------     --------      ----------    -----------     -----------
Common stock issued for cash at $1.00           16,000            2          15,998                         16,000
Net loss for year ended Dec. 31, 1999                                                      (25,424)        (25,424)
                                           -----------     --------      ----------    -----------     -----------
Balance, Dec. 31, 1999                      10,866,000        1,087          70,913        (63,302)          8,689
                                           -----------     --------      ----------    -----------     -----------
Common stock issued for services                 1,780            0           1,780                          1,780
Common stock issued for cash at $1.00           50,000            5          49,995                         50,000
Net loss for year ended Dec. 31, 2000                                                      (48,070)        (48,070)
                                           -----------     --------      ----------    -----------     -----------
Balance, Dec. 31, 2000                      10,917,780     $  1,092         122,688       (111,372)         12,408
                                           -----------     --------      ----------    -----------     -----------
Common stock issued
Net loss for year ended Dec. 31, 2001                                                      (11,395)        (11,395)
                                           -----------     --------      ----------    -----------     -----------
Balance, Dec. 31, 2001                      10,917,780        1,092         122,688       (122,768)          1,012
                                           -----------     --------      ----------    -----------     -----------
Common stock issued
Net loss for year ended Dec. 31, 2002                                                       (8,453)         (8,453)
                                           -----------     --------      ----------    -----------     -----------
Balance, Dec. 31, 2002                      10,917,780        1,092         122,688       (131,221)         (7,441)
                                           -----------     --------      ----------    -----------     -----------
Common stock issued
Net loss for year ended Dec. 31, 2003                                                         (165)           (165)
                                           -----------     --------      ----------    -----------     -----------
Balance, Dec. 31, 2003                      10,917,780        1,092         122,688       (131,386)         (7,606)
                                           -----------     --------      ----------    -----------     -----------
Common stock issued
Net loss for year ended Dec. 31, 2004                                                                           --
                                           -----------     --------      ----------    -----------     -----------
Balance, Dec. 31, 2004                      10,917,780        1,092         122,688       (131,386)         (7,606)
                                           -----------     --------      ----------    -----------     -----------
Common stock issued
Net loss for year ended Dec. 31, 2005                                                                           --
                                           -----------     --------      ----------    -----------     -----------
Balance, Dec. 31, 2005                      10,917,780        1,092         122,688       (122,768)          1,012
                                           -----------     --------      ----------    -----------     -----------
Common stock issued
Net loss for year ended Dec. 31, 2006                                                                           --
                                           -----------     --------      ----------    -----------     -----------
Balance, Dec. 31, 2006                      10,917,780        1,092         122,688       (131,386)         (7,606)
                                           -----------     --------      ----------    -----------     -----------

                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (CONTINUED)

Common stock issued
  for services                              39,000,000        3,900          (3,900)
Net loss for period
  Ended Mar. 31, 2007                                                                                           --
                                           -----------     --------      ----------    -----------     -----------

Balance, Mar. 31, 2007                      49,917,780     $  4,992      $  118,788    $  (131,386)    $    (7,606)
                                           ===========     ========      ==========    ===========     ===========


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.

                             STATEMENT OF CASH FLOWS

                                                                                                              From Inception
                                                                                                               Oct. 2, 1998
                                              Three Months Ended March 31,       Years Ended December 31,         through
                                              ---------------------------     -----------------------------      March 31,
                                                 2007             2006           2006               2005           2007
                                              ----------       ----------     -----------        ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                           $       --       $       --     $        --        $       --     $ (131,386)
                                              ----------       ----------     -----------        ----------     ----------
Adjustments to reconcile
 net income (loss) to net
 cash (used in) operations
                                              ----------       ----------     -----------        ----------     ----------
NET CASH PROVIDED BY (USED IN) OPERATIONS             --               --              --                --       (131,386)
                                              ----------       ----------     -----------        ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES             --               --              --                --             --
                                              ----------       ----------     -----------        ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from officer/shareholder                       --               --          (2,585)               --        (47,384)
  Loan from related party                             --               --              --                --         54,990
  Common stock issuance                               --               --              --                --        123,780
                                              ----------       ----------     -----------        ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             --               --          (2,585)               --        131,386
                                              ----------       ----------     -----------        ----------     ----------
NET INCREASE (DECREASE)                               --               --              --                --             --
                                              ----------       ----------     -----------        ----------     ----------
CASH BEGINNING OF PERIOD                              --            2,585           2,585             2,585             --
                                              ----------       ----------     -----------        ----------     ----------
CASH END OF PERIOD                            $       --       $    2,585     $        --        $    2,585     $       --
                                              ==========       ==========     ===========        ==========     ==========

Supplemental Disclosures of
Cash Flow Information
  Interest paid                               $       --       $       --     $        --        $       --     $       --
                                              ==========       ==========     ===========        ==========     ==========
  Income taxes paid                           $       --       $       --     $        --        $       --     $      260
                                              ==========       ==========     ===========        ==========     ==========

                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Arkson Nutraceuticals Corp. (the "Company"), was incorporated in the state of Delaware on October 2, 1998. The Company was organized to manufacture and sell a broad range of natural health food supplements. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard
(SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage enterprise.

Its activities to date have been limited to capital formation, organization, development of its business plan, and discussions with representatives of private label manufacturers and wholesale buyers of natural supplements.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers cash instruments with original maturities of less than three months to be cash equivalents.

START-UP COSTS

Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial and income tax purposes. There is no income tax for the periods ended March 31, 2007 or December 31, 2005 or 2006. The Company has net operating loss carry forward from prior years that may be used to reduce future taxable income for income tax purposes.

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results may differ significantly from those estimates.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005


In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.

STOCK-BASED COMPENSATION

In accordance with the provisions of SFAS 123, the Company follows the intrinsic value based method of accounting as prescribed by APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for its stock-based compensation.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). The provisions of SFAS No. 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. SFAS No. 155 amends FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". This Statement: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No.133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS No.140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently evaluating the impact of adopting SFAS No. 155.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS No. 156"). An entity shall adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date that an entity adopts the requirements of this Statement. SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: a) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations, b) requires all separately recognized servicing assets and servicing liabilities to be initially

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005


measured at fair value, if practicable, c) permits an entity to choose between two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, d) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adopting SFAS No. 156.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN No. 48 will be effective for the Company beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. Also, the effective date of the recognition and disclosure provisions differs for an employer that is an issuer of publicly traded equity securities from one that is not. For purposes of this Statement, an employer is deemed to have publicly traded equity securities if any of the following conditions is met: a) the employer has issued equity securities that trade in a public market, which may be either a stock exchange (domestic or foreign) or an over-the-counter market, including securities quoted only locally or regionally,
b) the employer has made a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market, or c) the employer is controlled by an entity covered by (a) or (b). An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. Application as of the end of an earlier fiscal year is encouraged; however, early application shall be for all of an employer's benefit plans. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) shall be effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. Earlier application is encouraged; however, early application shall be for all of an employer's benefit plans. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan (paragraph 4) and the disclosure requirements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005


(paragraph 7) as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 158.

NOTE 2 - STOCKHOLDERS' EQUITY

COMMON STOCK

The Company has authorized fifty million (50,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share.

On October 2, 1998 the Company issued a total of 9,250,000 shares to its three founders for services rendered in connection with the organization of the Company. Also in 1998 the Company issued 600,000 shares of common stock for cash, net of offering costs, in the amount of $6,000. Also in 1998 the Company issued 1,000,000 shares of common stock for cash, net of offering costs, in the amount of $50,000. In 1999 the Company issued 16,000 shares of common stock for cash, net of offering costs, in the amount of $16,000.

In 2000 the Company issued 50,000 shares of common stock for cash, net of offering costs, in the amount of $50,000, and also issued 1,780 shares for services valued at $1,780.

In the first quarter of 2007 the Company issued 39,000,000 shares of common stock to its president in exchange for services.

As of March 31, 2007 there were 49,917,780 shares of common stock issued and outstanding.

NOTE 3 - EARNINGS PER SHARE

There were no earnings and losses for the quarters ended March 31, 2007 and 2006 and the years ended December 31, 2006 and 2005. Therefore earnings (losses) per share for each and all of those periods was $0.00.

For the quarters ended March 31, 2007 and 2006 and the years ended December 31, 2006 and 2005, and for the period October 2, 1998 (inception) to March 31, 2007 there were no shares issuable under stock options, warrants, or rights. Therefore, diluted earnings per share were the same as basic earnings per share at all times.

NOTE 4 - INCOME TAXES

At December 31, 2006, the Company has a net operating loss carryforward for tax purpose of approximately $131,386 which expires through the year 2018. The Internal Revenue Code contains provisions which may limit the loss carryforward available if significant changes in stockholder ownership of the Company occur.

There were no losses and no provisions for income taxes for the years ended December 31, 2006 and 2005.

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005


NOTE 5 - RELATED PARTY TRANSACTIONS

LOANS PAYABLE

Between October 2, 1998 (Inception) and December 31, 2003 certain officers and shareholders made a number of non-interest bearing loans to the Company totaling $54,990 and received principal repayments of those loans totaling $44,800. As of December 31, 2003, 2004, and 2005 one officer and shareholder was owed the principal sum of $10,190. On February 6, 2006 that officer and shareholder was repaid $2,585 of the sum owing to him. As a result, there was a liability of $7,606 owed to an officer and shareholder as of March 31, 2007.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue. The Company has had no operating revenue since inception and is currently not operating.

The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7- SUBSEQUENT EVENT

There is no subsequent event to disclose since the end of the first quarter, March 31, 2007.

NOTE 8 - COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the years ended December 31, 2006 and 2005 or the quarter ended March 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

     Arkson Nutraceuticals, Corp. (the "Company") was incorporated on October 2, 1998 under the laws of the State of Delaware. The Company intended to engage in the manufacture and sale of a broad range of proprietary natural health food supplement products. The Company began to negotiate licenses with developers of natural health food supplements approximately one month after incorporation. The Company also entered negotiations with various wholesale buyers of such products and with finance organizations. These explorations and negotiations continued at a high level for a period of approximately two years after incorporation, and at a slower pace for one additional year. However, no such licenses or contracts materialized.

     As a result of the Company's failure to generate sales it operated at a loss. By June 30, 2001 all funds raised by the sale of shares had been expended, and the Company thereafter became dormant. From July 1, 2001 until the present, it was inactive and could be deemed to be a so-called "shell" company, whose only purpose at this time is to determine and implement a new business purpose. As a "shell" company, our sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. We have not yet identified any company or companies which we hope to merge with or acquire.

FINANCIAL CONDITION.

     Our auditor's going concern opinion for prior years ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses.

LIQUIDITY AND OPERATIONAL RESULTS.

     The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers to meet any de minimis costs that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

LIQUIDITY.

     As of March 31, 2007, we had no assets and liabilities of $7,606 and we had an accumulated deficit of $131,386. As of December 31, 2006, our last year end, we also had no assets and liabilities of $7,606 and we had an accumulated deficit of $131,386.

     We have had no revenues from inception through December 31, 2006 and we had no revenues for the period ended March 31, 2007. We have a loss from inception through December 31, 2006 of $131,386 and a loss from inception through March 31, 2007 of the same amount - $131,386.

ACCOUNTING FOR A BUSINESS COMBINATION.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SGAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

     We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

ITEM 4. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

     Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

     None

ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

AUDIT COMMITTEE.

     Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

CODE OF ETHICS.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we have a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter covered by this report.

     The following exhibits are filed with this report:

     31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.

     31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.

     32.1 Section 1350 Certification - Chief Executive Officer.

     32.2 Section 1350 Certification - Chief Financial Officer.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2007                ARKSON NUTRACEUTICALS, INC.


                                  By: /s/ Kim Zilke
                                       ---------------------------------
                                       Kim Zilke
                                       President and Director


                                  By: /s/ Agatha Auduon
                                       ---------------------------------
                                       Agatha Auduon
                                       Treasurer and Director