Form 10KSB
period 2007-06-30
Arkson Neutraceuticals Corp.
filed 2007-08-14
CIK 1389413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  FOR THE TRANSITION FROM _______ TO ________.

                       COMMISSION FILE NUMBER: 000-52458

                           ARKSON NUTRACEUTICALS CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

          DELAWARE                                               51-0383940
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

4653 Carmel Mountain Road, Ste. 308-129, San Diego, California        92130
     (Address of principal executive offices)                      (Zip code)

                     Issuer's telephone number: 858-523-1177

         Securities registered under Section 12(b) of the Exchange Act:

      Title of each class:          Name of exchange on which registered:
      --------------------          -------------------------------------
             None                                    None

         Securities registered under Section 12(g) of the Exchange Act:

               Title of each class: Common Stock, par value $.0001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

The registrant's revenues for the year ended June 30, 2007 were $0 (zero).

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask price of the Common Stock on the OTC Pink Sheets on August 10, 2007 of $.07, was approximately $134,245. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of common stock outstanding as of June 30, 2007 was 10,917,780.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

DOCUMENTS INCORPORATED BY REFERENCE: None.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-KSB and in the Registrant's other Securities and Exchange Commission filings.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

Arkson Nutraceuticals, Inc. (herein referred to as "we," "our," "us," the "Company," or the "Registrant") was incorporated on October 2, 1998 under the laws of the State of Delaware. The Company intended to engage in the manufacture and sale of a broad range of proprietary natural health food supplement products. The Company began to negotiate licenses with developers of natural health food supplements approximately one month after incorporation. The Company also entered negotiations with various wholesale buyers of such products and with finance organizations. These explorations and negotiations continued at a high level for a period of approximately two years after incorporation, and at a slower pace for one additional year. However, no such licenses or contracts materialized.

As a result of the Company's failure to generate licenses, contracts, or sales it operated at a loss. By June 2001 virtually all funds raised by the sale of shares had been expended, and the Company thereafter became dormant. From July 1, 2001 until the present, it was inactive and could be deemed to be a so-called "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.

BUSINESS OBJECTIVES OF THE REGISTRANT

As a shell, the Company has no present operations. Management has determined to direct its efforts and limited resources to pursue and effect a business combination.

CURRENT TRENDS

Management believes that as a result of the relative uncertainty in the United States equity markets over the past years, many privately-held companies have been closed off from the public market and traditional IPOs. Therefore, Management believes that there are substantial business opportunities to effect attractive acquisitions. As a public entity with its shares of common stock registered under the Exchange Act and publicly trading, Management believes it is well positioned to identify target acquisitions and to effect a business combination in order to take advantage of these current trends.

EFFECTING A BUSINESS COMBINATION

Prospective purchasers of the Registrant's common stock will invest in the Company without an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly traded company, while avoiding what it may deem to be the adverse consequences of undertaking an initial public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. A potential business combination may involve a company which may be financially unstable or in its early stages of development or growth.

THE REGISTRANT HAS NOT IDENTIFIED A TARGET BUSINESS OR TARGET INDUSTRY

The Registrant's effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Registrant has not selected any target business or industry on which to concentrate its search for a business combination. While the Registrant intends to focus on target businesses in the United States, we are not limited to those entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Registrant's common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company's Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

SOURCES OF TARGET BUSINESSES

The Registrant anticipates that target business candidates will be brought to our attention from various sources, including broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community who may present solicited or unsolicited proposals. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder's fee or other compensation. In no event, however, will we pay Management any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION

Management has voting control of 41% of our issued and outstanding stock, and one former director owns an additional 41% of our outstanding stock. Assuming that these shareholders vote together, they will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

     -    financial condition and results of operation of the target company;
     -    growth potential;
     - experience and skill of management and availability of additional personnel;

     -    capital requirements;
     -    competitive position;
     -    stage of development of the products, processes or services;
     - degree of current or potential market acceptance of the products, processes or services;
     - proprietary features and degree of intellectual property or other protection of the products, processes or services;
     -    regulatory environment of the industry; and
     -    costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our Management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which may encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us.

PROBABLE LACK OF BUSINESS DIVERSIFICATION

We may seek to effect business combinations with more than one target business, however it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

- subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and - result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

LIMITED ABILITY TO EVALUATE THE TARGET BUSINESS' MANAGEMENT

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business' management will prove to be correct. We cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. In addition, it is the intention of our current directors to resign once a business combination has been effected, and therefore they will not be able to monitor the future management of the business.

COMPETITION

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than the Registrant and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that may be interested in effecting a business combination with a current, reporting public company, Management believes that we may have only very limited ability to compete in acquiring certain sizable target businesses because of our limited available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as our in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

EMPLOYEES

Robert Auduon is our chief executive officer and Agatha Auduon is our chief financial officer. Neither officer is obligated to contribute any specific number of hours per week and both intend to devote only as much time as they deem necessary to the Company's affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

CONFLICTS OF INTEREST

The Company's Management is not required to commit its full time to the Company's affairs. As a result, pursuing new business opportunities may require a greater period of time than if Management would devote full time to the Company's affairs. Management is not precluded from serving as officer or director of any other entity that is engaged in business activities similar to those of the Registrant, however management is not currently involved with any such companies. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that the Company's Management has multiple business affiliations, it may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, Management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of the jurisdictions of the target entities. If several business opportunities or operating entities approach Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the incumbent management of the operating company. However, Management will act in what it believes will be the best interests of the shareholders of the Registrant. The Registrant shall not enter into a transaction with a target business that is affiliated with Management.

PERIODIC REPORTING AND AUDITED FINANCIAL STATEMENTS

We have registered our securities under the Securities Exchange Act of 1934 and have reporting obligations, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent public accountants.

We will not acquire a target business if audited financial statements cannot be obtained for the target business. Our Management believes that the requirement of having available audited financial statements for the target business will limit the pool of potential target businesses available for acquisition.

ITEM 1-A. RISKS ASSOCIATED WITH THE COMPANY'S BUSINESS

In addition to other information included in this annual report, the following factors should be considered in evaluating the Company's business plan and future prospects.

THE COMPANY HAS VERY LIMITED OPERATIONS AND RESOURCES.

In the past year the Company's operations have been limited to seeking a potential business combination. The Company has no revenues from operations. Our investors will have no basis upon which to evaluate the Company's ability to achieve the Company's business objective, which is to effect a merger or business combination with an operating business. The Company will not generate any revenues until, at the earliest, after the consummation of a business combination.

SINCE THE COMPANY HAS NOT CURRENTLY SELECTED A PARTICULAR TARGET INDUSTRY OR TARGET BUSINESS WITH WHICH TO COMPLETE A BUSINESS COMBINATION, THE COMPANY IS UNABLE TO CURRENTLY ASCERTAIN THE MERITS OR RISKS OF THE BUSINESS' OPERATIONS.

Since the Company has not yet identified a particular industry or prospective target business, there is no basis for investors to evaluate the possible merits or risks of the particular industry in which the Company may ultimately operate or the target business which the Company may ultimately acquire. To the extent the Company completes a business combination with a financially unstable company or an entity in its development stage, the Company may be affected by numerous risks inherent in the business operations of those entities. Although the Company's Management will endeavor to evaluate the risks inherent in a particular industry or target business, the Company cannot assure you that it will properly ascertain or assess all of the significant risk factors. There can be no assurance that any prospective business combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

UNSPECIFIED AND UNASCERTAINABLE RISKS.

There is no basis for shareholders to evaluate the possible merits or risks of potential business combination or the particular industry in which the Company may ultimately operate. To the extent that the Company effects a business combination with a financially unstable operating company or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, the Company will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that the Company effects a business combination with an entity in an industry characterized by a high degree of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although Management will endeavor to evaluate the risks inherent in a particular business or industry, there can be no assurance that Management will properly ascertain or assess all such risks or that subsequent events may not alter the risks that the Company perceived at the time of the consummation of a business combination.

THE COMPANY MAY ISSUE SHARES OF THE COMPANY'S COMMON STOCK TO COMPLETE A BUSINESS COMBINATION, WHICH WOULD REDUCE THE EQUITY INTEREST OF THE COMPANY'S STOCKHOLDERS AND LIKELY CAUSE A CHANGE IN CONTROL OF THE COMPANY'S OWNERSHIP.

The Company's certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.0001 per share. The Company currently has 39,082,220 authorized but unissued shares of the Company's common stock available for issuance. Although the Company currently has no commitments to issue any securities, the Company will, in all likelihood, issue a substantial number of additional shares of its common stock in connection with a business combination. To the extent that additional shares of common stock are issued, the Company's shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of the Company's common stock, in the event that an active trading market commences, of which there can be no assurance. The issuance of additional shares of the Company's common stock:

     -    may significantly reduce the equity interest of current stockholders;
     - will likely cause a change in control if a substantial number of the Company's shares of common stock are issued and result in the resignation of the Company's present officers and directors; and
     - may adversely affect prevailing market price for the Company's common stock.

Similarly, if the Company issues debt securities, it could result in:

     - default and foreclosure on the Company's assets if the Company's operating revenues after a business combination were insufficient to pay the Company's debt obligations;
     - acceleration of the Company's obligations to repay the indebtedness even if the Company has made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;
     - the Company's immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
     - the Company's inability to obtain additional financing, if necessary, if the debt security contains covenants restricting the Company's ability to obtain additional financing while such security is outstanding.

IT IS LIKELY THAT THE COMPANY'S CURRENT OFFICERS AND DIRECTORS WILL RESIGN UPON CONSUMMATION OF A BUSINESS COMBINATION AND THE COMPANY WILL HAVE ONLY LIMITED ABILITY TO EVALUATE THE MANAGEMENT OF THE TARGET BUSINESS.

The Company's ability to successfully effect a business combination will be dependent upon the efforts of the Company's Management. The future role of the Company's key personnel in the target business, however, cannot presently be ascertained. Although it is possible that Management will remain associated in some capacity with the target business following a business combination, it is more likely that the management of the target business at the time of the business combination will replace current Management of the Registrant. Although the Company intends to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, the Company cannot assure you that the Company's assessment of management will prove to be correct.

DEPENDENCE ON KEY PERSONNEL

The Company is dependent upon the continued services of its officers and directors. To the extent that their services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons at acceptable terms.

THE COMPANY'S OFFICERS AND DIRECTORS MAY ALLOCATE THEIR TIME TO OTHER BUSINESSES THEREBY CAUSING CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO THE COMPANY'S AFFAIRS. THIS COULD HAVE A NEGATIVE IMPACT ON THE COMPANY'S ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

The Company's officers and directors are not required to commit their full time to the Company's affairs, which may result in a conflict of interest in allocating their time between the Company's plan of operations and other businesses. The Company does not intend to have any full time employees prior to the consummation of a business combination. Management of the Company is engaged in other business endeavors and is not obligated to contribute any specific number of hours per week to the Company's affairs. If Management's other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to the Company's affairs and could have a negative impact on the Company's ability to consummate a business combination.

THE COMPANY'S OFFICERS AND DIRECTORS ARE NOT NOW, BUT MAY IN THE FUTURE BECOME, AFFILIATED WITH ENTITIES ENGAGED IN BUSINESS ACTIVITIES SIMILAR TO THOSE INTENDED TO BE CONDUCTED BY THE COMPANY AND, ACCORDINGLY, MAY HAVE CONFLICTS OF INTEREST IN DETERMINING WHICH ENTITY A PARTICULAR BUSINESS OPPORTUNITY SHOULD BE PRESENTED TO.

The Company's officers and directors are not now, but may in the future become, affiliated with entities, including other companies engaged in business activities similar to those intended to be conducted by this Company. Additionally, the Company's officers and directors may become aware of business opportunities which may be appropriate for presentation to this Company as well as other entities with which they may become affiliated. If the Company's officers and directors become affiliated with other similar entities in the future, they may have a fiduciary obligation to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. Accordingly, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

IT IS PROBABLE THAT THE COMPANY WILL ONLY BE ABLE TO ENTER INTO ONE BUSINESS COMBINATION, WHICH WILL CAUSE US TO BE SOLELY DEPENDENT ON SUCH SINGLE BUSINESS AND A LIMITED NUMBER OF PRODUCTS, PROCESSES OR SERVICES.

It is probable that the Company will enter into a business combination with a single operating business. Accordingly, the prospects for the Company's success may be:

     -    solely dependent upon the performance of a single operating business;
          or
     - dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, the Company will not be able to diversify the Company's operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

THE COMPANY HAS LIMITED RESOURCES AND THERE IS SIGNIFICANT COMPETITION FOR BUSINESS COMBINATION OPPORTUNITIES. THEREFORE, THE COMPANY MAY NOT BE ABLE TO ENTER INTO OR CONSUMMATE AN ATTRACTIVE BUSINESS COMBINATION.

The Company expects to encounter intense competition from other entities having a business objective similar to the Company's, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess far greater technical, human and other resources than does the Company and the Company's financial resources are very limited when contrasted with those of many of these competitors. While the Company believes that there are numerous potential target businesses that it could acquire, the Company's ability to compete in acquiring certain sizable target businesses will be limited by the Company's limited financial resources and the fact that the Company will use its common stock to acquire an operating business. This inherent competitive limitation gives others an advantage in pursuing the acquisition of far more target businesses than the Company.

THE COMPANY MAY BE UNABLE TO OBTAIN ADDITIONAL FINANCING, IF REQUIRED, TO COMPLETE A BUSINESS COMBINATION OR TO FUND THE OPERATIONS AND GROWTH OF THE TARGET BUSINESS, WHICH COULD COMPEL THE COMPANY TO RESTRUCTURE A POTENTIAL BUSINESS TRANSACTION OR ABANDON A PARTICULAR BUSINESS COMBINATION.

The Company has not yet identified any prospective target business. If we require funds because of the size of the business combination, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of the Company's officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

ADDITIONAL FINANCING REQUIREMENTS ASSOCIATED WITH COMPLIANCE WITH REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT.

The Company has no revenues and is dependent upon the willingness of the Company's Management to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company's corporate existence and expenses related to the Company's business objective. Robert Auduon, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that he is an officer and director of the Company when the obligation is incurred. It is our present intent to continue to comply with all of the reporting requirements under the 1934 Act.

THE COMPANY'S OFFICERS AND DIRECTORS OWN 41% OF ISSUED SHARES OF COMMON STOCK, AND THUS MAY INFLUENCE CERTAIN ACTIONS REQUIRING STOCKHOLDER VOTE.

It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of the 41% interest of the Company's management, current management will continue to exert substantial influence or control, at least until the consummation of a business combination.

BROAD DISCRETION OF MANAGEMENT

Any person who invests in the Company's common stock will do so without an opportunity to evaluate the specific merits or risks of any prospective business combination. As a result, investors will be entirely dependent on the broad discretion and judgment of Management in connection with the selection of a prospective business combination. There can be no assurance that determinations made by the Company's Management will permit us to achieve the Company's business objectives.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE A BUSINESS COMBINATION

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, which annual report must contain the Company's audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K, which report contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 4 days following the transaction. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

THE COMPANY'S SHARES OF COMMON STOCK ARE QUOTED ON THE PINKSHEETS, WHICH LIMITS THE LIQUIDITY AND PRICE OF THE COMPANY'S COMMON STOCK.

The Company's shares of common stock are traded on the Pinksheets. Quotation of the Company's securities on the Pinksheets limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The NASDAQ Stock Market or a national exchange. There is currently no active trading market in the Company's common stock. There can be no assurance that there will be an active trading market for the Company's common stock following a business combination. In the event that an active trading market commences, there can be no assurance as to the market price of the Company's shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

IF THE COMPANY IS DEEMED TO BE AN INVESTMENT COMPANY, THE COMPANY MAY BE REQUIRED TO INSTITUTE BURDENSOME COMPLIANCE REQUIREMENTS AND THE COMPANY'S ACTIVITIES MAY BE RESTRICTED, WHICH MAY MAKE IT DIFFICULT FOR THE COMPANY TO ENTER INTO A BUSINESS COMBINATION.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

     -    restrictions on the nature of the Company's investments; and
     - restrictions on the issuance of securities, which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

     -    registration as an investment company;
     -    adoption of a specific form of corporate structure; and
     - reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

The Company does not believe that its anticipated activities will subject it to the Investment Company Act of 1940.

THE COMPANY MAY BE DEEMED TO HAVE NO "INDEPENDENT DIRECTORS", ACTIONS TAKEN AND EXPENSES INCURRED BY OUR OFFICERS AND DIRECTORS ON BEHALF OF THE COMPANY WILL GENERALLY NOT BE SUBJECT TO "INDEPENDENT REVIEW".

Our two officers and directors are married to each other and between them they own 41% of our issued shares of common stock. They also may be reimbursed for out-of-pocket expenses incurred by them in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, who, as noted above are married to each other. Our directors will not be deemed "independent," and will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and the sums subject to reimbursement. Although the Company believes that all actions taken by our directors on the Company's behalf will be in the Company's best interests, the Company cannot assure our shareholders or investors that this will actually be the case. If actions are taken, or expenses are incurred, that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operations and adversely effect the price of our stock held by the public stockholders.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE COMPANY'S COMMON STOCK

The holders of the Company's shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that may develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell the Company's securities. Accordingly, investors should consider the secondary market for the Registrant's securities to be a limited one.

It is the intention of the Registrant's Management following the consummation of a business combination to seek coverage and publication of information regarding the Registrant in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published by Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

DIVIDENDS UNLIKELY

The Company does not expect to pay dividends for the foreseeable future because it has no revenues and no cash. The payment of dividends will be contingent upon the Company's future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company's board of directors as then constituted. It is the Company's expectation that future management following a business combination will determine to retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

OUR COMMON STOCK IS SUBJECT TO THE PENNY STOCK RULES OF THE SEC AND THE TRADING MARKET IN OUR COMMON STOCK IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK

The Company's common stock is considered a Penny Stock, as defined in the Exchange Act and the rules thereunder, unless and until the price of the Company's shares of common stock is at least $5.00. The Company's share price presently is, and prior to any business combination, the share price is expected to be, less than $5.00. Unless the Company's common stock is otherwise excluded from the definition of Penny Stock, the Penny Stock rules apply. The Penny Stock rules require a Broker-Dealer prior to a transaction in a Penny Stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about the Penny Stock and the nature and level of risks in the Penny Stock market. The Broker-Dealer also must provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the Broker-Dealer and its sales person in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer's account. In addition, the Penny Stock rules require that the Broker-Dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser's written agreement prior to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the Penny Stock rules. So long as the common stock is subject to the Penny Stock rules, it may become more difficult to sell such securities. Such requirements could result in reduction in the level of trading activity for the Company's common stock and could make it more difficult for investors to sell the Company's common stock.

GENERAL ECONOMIC RISKS

The Company's current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect the Company's plan of operation and business objective. These conditions and other factors beyond the Company's control include, but are not limited to regulatory changes.

ITEM 2. DESCRIPTION OF PROPERTIES

We have no properties and at this time have no agreements to acquire any properties.

We presently occupy office space at 4653 Carmel Mountain Road, Suite 308-129, San Diego, CA 92130. This space is provided to the Company by our president on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs until we consummate a business combination.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the years ended June 30, 2007 and 2006, no matters were submitted to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER

(a) Market Price Information

The Registrant's common stock is quoted from time to time on the Pinksheets under the symbol AKNC. The last reported trade took place more than two years ago. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2007 and 2006. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                             High            Low
                                             ----            ---
     YEAR ENDED JUNE 30, 2007
       Quarter ended June 30,               $ 0.05          $0.001
       Quarter ended March 31,               0.001           0.001
       Quarter ended December 31,            0.001           0.001
       Quarter ended September 30,           0.001           0.001

     YEAR ENDED JUNE 30, 2006
       Quarter ended June 30,               $0.001          $0.001
       Quarter ended March 31,               0.001           0.001
       Quarter ended December 31,            0.001           0.001
       Quarter ended September 30,           0.001           0.001

(b) Approximate Number of Holders of Common Stock

On June 30, 2007, there were 86 shareholders of record of the Company's common stock.

(c) Dividends

We currently do not pay cash dividends on the Company's common stock and have no plans to instate a dividend on the Company's common stock.

(d) Recent Sales of Unregistered Securities

During the three month period ended June 30, 2007, the Registrant did not issue any restricted securities. In February 2007 the Company agreed to issue 39,000,000 shares of its common stock to its then president, Kim Zilke, in exchange for services. The ministerial aspects of this issuance were not completed by our transfer agent before Ms. Zilke determined that she would leave the Company to pursue opportunities in another area. Therefore, in the period ended June 30, 2007, the issuance was rescinded. Ms. Zilke subsequently resigned her positions as an officer and director. The resignation was not motivated by any disagreement with the Company on any matter relating to the Company's plans, operations, policies or practices, but rather by Ms. Zilke's decision to pursue opportunities which involved a move to another state.

(e) Equity Compensation Plans

We have no equity compensation plans at June 30, 2007.

ITEM 6. SELECTED FINANCIAL DATA

     The following balance sheet data and statement of operations data for the fiscal years ended June 30, 2007, 2006, 2005, 2004, and 2003 were derived from our audited consolidated financial statements. Consolidated balance sheets at June 30, 2007 and June 30, 2006 and the related consolidated statements of operations and cash flows for fiscal 2007 and 2006 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

                                  2007           2006          2005          2004          2003
                               ----------     ----------    ----------    ----------    ----------
BALANCE SHEET DATA
Assets                                 --             --         2,585         2,585         2,585
Debt                               12,606          7,606        10,191        10,191        10,191
Equity                            (12,606)        (7,606)       (7,606)       (7,606)       (7,606)

STATEMENT OF OPERATIONS DATA
Revenues                               --             --            --            --            --
Loss                                5,000             --            --            --            --
Loss per Share                      .0003             --            --            --            --
No Shares                      17,417,780     10,917,780    10,917,780    10,917,780    10,917,780

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

OVERVIEW

The Company discontinued its former business operations on July 1, 2001. The Company's current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

     - may significantly reduce the equity interest of our current stockholders;
     - will likely cause a change in control if a substantial number of our shares are issued, and most likely will also result in the resignation of our present officers and directors; and
     -    may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

     - default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
     - acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiation of such covenants;
     - our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
     - our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Since discontinuing its former business operations on July 1, 2001, the Registrant has neither engaged in any operations nor generated any revenues. While we are dependent upon interim funding provided by Management to pay professional fees and expenses, we have no written finance agreement with Management to provide any continued funding. However, we may need to raise additional funds through a private offering of debt or equity securities if additional administrative funds are required to consummate a business combination that is presented to us. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

At June 30, 2007, we had no assets and had liabilities of $12,606.

There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. The Company's limited resources and lack of having cash-generating business operations may make it difficult to borrow funds or raise capital. The Company's inability to borrow funds or raise funds through the issuance of restricted capital stock required to effect or facilitate a business combination may have a material adverse effect on the Company's financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of any future cash flow to pay principal and interest, including debt of an acquired business.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2007 we did not have any contractual obligations.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in the notes to our financial statements included elsewhere in this annual report.

ITEM 8. FINANCIAL STATEMENTS

The Registrant's audited financial statements for the fiscal years ended June 30, 2007 and 2006 are attached to this annual report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9-A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of June 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report.

CHANGES IN INTERNAL CONTROLS. No changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9-B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH
         SECTION 16(A)

     Robert Auduon,      age 64,   President, CEO and Director
     Agatha Auduon,      age 62,   Secretary, Treasurer, and Director

DR. ROBERT AUDUON was born in Saigon, Vietnam and educated in France. He holds a Doctorate in Medicine, a degree in tropical diseases and a degree in Psychiatry. During the years 1975 to 1979 he was employed as a staff Doctor at the Psychiatric Institution of the Rhone Alpes (France). From 1980 to 1995 he owned and operated a private psychiatry and psychotherapy practice in Valence, France and also during the same period was employed as the Medical Director for the Center for Children with Learning and Psychological Disabilities. In 1995, Dr. Auduon immigrated to the United States to open a business in California specializing in the formulation, manufacture and export of Health Food Supplements. In 1998 this business was incorporated into Arkson Nutraceuticals, Inc., the Registrant. Robert Auduon is married to Agatha Auduon.

AGATHA AUDUON, was born and received her early education in Saigon, Vietnam. She holds a Bachelor of Arts degree from FuJen Catholic University in Taipei, Taiwan and a Master of Arts degree from the University of Oregon, Eugene Oregon. During the years 1976 to 1994 she held Financial Officer positions with Canadian and American financial institutions. Since 1995 she has acted as Chief Financial Officer of the Registrant and its predecessor. Agatha Auduon is married to Robert Auduon.

ITEM 11. EXECUTIVE COMPENSATION

                      Annual Compensation            Long Term Compensation
                  --------------------------    -------------------------------
    Name          Salary     Bonus     Other    Stock Award    Options    Other
    ----          ------     -----     -----    -----------    -------    -----
Robert Auduon       0          0         0           0            0         0
Agatha Auduon       0          0         0           0            0         0

The Company has no employment agreement with either Robert Auduon, its CEO, or Agatha Auduon, its CFO.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of June 30, 2007, the Registrant had 10,917,780 shares of common stock issued and outstanding.

                                                            Amount and Nature of       Percent of
Title of Class    Name and Address of Beneficial Owner        Beneficial Owner          Class(1)
--------------    ------------------------------------        ----------------          --------
Common Stock     Robert Auduon                               2,575,000 shares            23.59%
                 4653 Carmel Mountain Rd., Ste 308-129
                 San Diego, CA 92130

Common Stock     Robert Auduon                               1,925,000 shares            17.63%
                 4653 Carmel Mountain Rd., Ste 308-129
                 San Diego, CA 92130

Common Stock     David Lo                                    4,500,000 shares            41.22%
                 1205-7331 Westminster Highway
                 Richmond, BC,  V6X 4J4,  Canada

The percentage and ownership is based on 10,917,780 issued and outstanding shares as of June 30, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

a) The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit
  No.                             Description
-------                           -----------

 31.1 Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant did not file a current report on Form 8-K during the last quarter of the fiscal year covered by this annual report.

The Registrant did file a current report on Form 8-K, covering items 5.02 (resignation of officer) and 5.03 (change in Registrant's fiscal year) on July 25, 2007.

ITEM 15. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

The Registrant's Board of Directors has appointed Stan J.H. Lee, CPA as independent public accountant for the fiscal year ended June 30, 2007.

PRINCIPAL ACCOUNTING FEES

The following table presents the fees billed to us for professional audit services rendered by Stan J. H. Lee, CPA for the audit of the Registrant's annual financial statements for the year ended June 30, 2007, and fees billed for other services rendered by Stan J. H. Lee, CPA during this period.

                                    Year Ended               Year Ended
                                  June 30, 2007            June 30, 2006
                                  -------------            -------------
     Audit Fees                      $5,000                    None
     Tax Fees                          None                    None
     All Other Fees                    None                    None

SECTION 16(A) COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its two officers and directors, and its largest shareholder, have not filed reports required under Section 16(a).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Dated: August 13, 2007            /s/ Robert Auduon
                                  ------------------------------------
                                  Robert Auduon
                                  President, CEO and Director
                                  (Principal Executive Officer)


Dated: August 13, 2007            /s/ Agatha Auduon
                                  ------------------------------------
                                  Agatha Auduon
                                  Treasurer, Secretary and Director
                                  (Principal Financial Officer)

                               Stan J.H. Lee, CPA
         REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD
             2160 North Central Rd. Suite 203 * Fort Lee * NJ 07024
                     794 Broadway * Chula Vista * CA 91910
             619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Arkson Nutraceuticals Corp.

We have audited the accompanying balance sheets of Arkson Nutraceuticals Corp. as of June 30, 2007 and 2006 and the related statements of operations, changes in shareholders' equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arkson Nutraceuticals Corp. as of December 31, 2006 and 2005, and the results of their operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's results of operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stan J.H. Lee, CPA
----------------------------------
Stan J.H. Lee, CPA

August 2, 2007
Chula Vista, CA 91910

                           ARKSON NUTRACEUTICALS CORP.

                                 BALANCE SHEETS

                                                             As of               As of
                                                         June 30, 2007       June 30, 2006
                                                         -------------       -------------
ASSETS

Current Assets
  Cash                                                      $      --           $      --
                                                            ---------           ---------

      Total Assets                                          $      --           $      --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

  Loan from an officer and shareholder                         12,606               7,606
                                                            ---------           ---------
      TOTAL LIABILITIES                                     $  12,606           $   7,606

Stockholders' Equity (Deficit)
  Common stock, $.0001 par value:
   50,000,000 shares authorized,
   10,917,780 shares issued and outstanding
   as of 6/30/2007 and 2006, respectively                       1,092               1,092
  Additional paid in capital                                  122,688             122,688
  Deficit accumulated during the development stage           (136,386)           (131,386)
                                                            ---------           ---------
      Total Shareholders' Equity (Deficit)                    (12,606)             (7,606)
                                                            ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $      --           $      --
                                                            =========           =========


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.

                             STATEMENT OF OPERATIONS

                                                                                  Oct. 2, 1998
                                                       Year Ended June 30,       (inception) to
                                                 ----------------------------       June 30,
                                                    2007             2006             2007
                                                 -----------      -----------      -----------
OPERATING REVENUE                                $        --      $        --      $        --
                                                 -----------      -----------      -----------
OPERATING COSTS
  Advertising                                                                            2,198
  Bank charges and expense                                                               1,102
  Dues, subscriptions, membership                                                        1,005
  Miscellaneous expenses                                                                    52
  Office expenses                                                                        1,416
  Professional Expenses                                5,000                            87,148
  Rent                                                                                  27,796
  Travel and entertainment                                                              15,893
                                                 -----------      -----------      -----------
TOTAL OPERATING COSTS                                  5,000               --          136,610
                                                 -----------      -----------      -----------

OPERATING NET INCOME (LOSS)                      $    (5,000)     $        --      $  (136,610)
                                                 -----------      -----------      -----------
OTHER INCOME (EXPENSE)
  Interest income                                                                          290
  Other income                                                                             194
                                                 -----------      -----------      -----------
                                                                                           484
NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT

INCOME TAX
  Current income tax                                                                      (260)
  Income tax benefit                                                                        --
                                                 -----------      -----------      -----------

NET INCOME (LOSS)                                     (5,000)                         (136,386)
                                                 ===========      ===========      ===========
NET INCOME PER SHARE
  Basic and diluted earnings
   (Loss) per Share                                  (0.0003)              --
                                                 ===========      ===========      ===========
  Weighted average number of
   Common shares outstanding                      17,417,780       10,917,780


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     Accumulated
                                Common Stock           Additional       During         Total
                            ---------------------       Paid in      Development    Stockholders
                            Shares         Amount       Capital         Stage          Equity
                            ------         ------       -------         -----          ------
Balance, July 1, 2005     10,917,780      $ 1,092      $ 122,688      $(131,386)     $  (7,606)
                          ----------      -------      ---------      ---------      ---------
Net loss for year
 Ended June 30, 2006                                                                        --
                          ----------      -------      ---------      ---------      ---------
Balance, June 30, 2006    10,917,780        1,092        122,688       (131,386)        (7,606)
                          ----------      -------      ---------      ---------      ---------
Common stock issued
 for services             39,000,000        3,900         (3,900)
Common stock cancelled    39,000,000)      (3,900)         3,900
Net loss for year
 Ended June 30, 2007                                                     (5,000)        (5,000)
                          ----------      -------      ---------      ---------      ---------

Balance, June 30, 2007    10,917,780      $ 1,092      $ 122,688      $(136,386)     $ (12,606)
                          ==========      =======      =========      =========      =========


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.

                             STATEMENT OF CASH FLOWS

                                                                                      Oct. 2, 1998
                                                    Year Ended        Year Ended     (inception) to
                                                  June 30, 2007     June 30, 2006     June 30, 2007
                                                  -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss) for period                     $   (5,000)       $       --        $(136,386)
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Changes in operating assets and liabilities:             --                --               --
                                                   ----------        ----------        ---------
Net Cash provided by (used in)
 operating activities:                                 (5,000)               --         (136,386)
                                                   ----------        ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in)
 investing activities:                                     --                --               --
                                                   ----------        ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from officers & shareholders                     5,000            (2,585)         (42,384)
  Loan from related party                              54,990
  Common stock issuance                               123,780
                                                   ----------        ----------        ---------
Net cash provided by (used in)
 financing activities                                   5,000            (2,585)         136,386
                                                   ----------        ----------        ---------
Net increase (decrease) in cash                            --            (2,585)              --
                                                   ----------        ----------        ---------
Cash beginning of period                                   --             2,585               --
                                                   ----------        ----------        ---------
Cash end of period                                 $       --        $       --        $      --
                                                   ==========        ==========        =========
SUPPLEMENTAL DISCLOSURES OF INTEREST
& INCOME TAXES PAID
  Interest paid                                    $       --        $       --        $      --
                                                   ----------        ----------        ---------
  Income taxes paid                                $       --        $       --        $     260
                                                   ----------        ----------        ---------


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2007


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Company adopted June 30 as its accounting fiscal year.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers cash instruments with original maturities of less than three months to be cash equivalents.

START-UP COSTS

Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial and income tax purposes. There is no income tax for the periods ended June 30, 2007 or 2006. The Company has net operating loss carry forward from prior years that may be used to reduce future taxable income for income tax purposes.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS No. 156"). An entity shall adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date that an entity adopts the requirements of this Statement. SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: a) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations, b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, c) permits an entity to choose between two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, d) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adopting SFAS No. 156.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. Also, the effective date of the recognition and disclosure provisions differs for an employer that is an issuer of publicly traded equity securities from one that is not. For purposes of this Statement, an employer is deemed to have publicly traded equity securities if any of the following conditions is met: a) the employer has issued equity securities that trade in a public market, which may be either a stock exchange (domestic or foreign) or an over-the-counter market, including securities quoted only locally or regionally,
b) the employer has made a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market, or c) the employer is controlled by an entity covered by (a) or (b). An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. Application as of the end of an earlier fiscal year is encouraged; however, early application shall be for all of an employer's benefit plans. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) shall be effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. Earlier application is encouraged; however, early application shall be for all of an employer's benefit plans. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan (paragraph 4) and the disclosure requirements (paragraph 7) as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 158.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115.

This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements

This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

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

In 2000 the Company issued 50,000 shares of common stock for cash, net of offering costs, in the amount of $50,000, and also issued 1,780 shares for services valued at $1,780. As a result of these and the above described issuances, there were a total of 10,917,780 shares of common stock issued and outstanding at the end of 2000.

From 2000 through the fiscal year ended June 30, 2006, the Company did not issue or cancel any stock. There were 10,917,780 shares of common stock issued and outstanding at June 30, 2006.

During the fiscal year ending June 30, 2007 the Company voted to issue 39,000,000 shares of common stock to an officer for services, and then voted to rescind that issuance. As a result of these two transactions, there were 10,917,780 shares of common stock issued and outstanding at June 30, 2007.

NOTE 3 - EARNINGS PER SHARE

The computations of earnings per share for the years ended June 30, 2007 and 2006 and the period October 2, 1998 (inception) to June 30, 2007 were as follows:

                                                                 October 2, 1998
                                         Year Ended June 30,      (Inception) to
                                      ------------------------       June 30,
                                         2007          2006            2007
                                      ----------    ----------      ----------
Loss per common share, basic
 Numerator Net Loss                       (5,000)           (0)       (136,386)

Denominator Weighted-average shares   17,417,780    10,917,780      11,669,462

Loss per common share                    (0.0003)           --         (0.0117)

For the years ended June 30, 2007 and 2006, and for the period October 2, 1998 (inception) to June 30, 2007 there were no shares issuable under stock options, warrants, or rights. Therefore, diluted earnings per share were the same as basic earnings per share at all times.

NOTE 4 - INCOME TAXES

At June 30, 2007, the Company has a net operating loss carryforward for tax purpose of approximately $136,386 which expires through the year 2018. The Internal Revenue Code contains provisions which may limit the loss carryforward available if significant changes in stockholder ownership of the Company occur.

There was no income and no provisions for income taxes for the years ended June 30, 2007 and 2006.

NOTE 5 - RELATED PARTY TRANSACTIONS

LOANS PAYABLE

Between October 2, 1998 (Inception) and December 31, 2003 certain officers and shareholders made a number of non-interest bearing loans to the Company totaling $54,990 and received principal repayments of those loans totaling $44,800. As of December 31, 2003, 2004, and 2005 one officer and shareholder was owed the principal sum of $10,190. On February 6, 2006 that officer and shareholder was repaid $2,585 of the sum owing to him. As a result, there was a liability of $7,606 owed to an officer and shareholder as of June 30, 2006. On February 8, 2007 that officer and shareholder loaned the Company an additional $5,000. As a result, there was a liability of $12,606 owed to an officer and shareholder as of June 30, 2007.

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

NOTE 7- SUBSEQUENT EVENT

There is no subsequent event to disclose during the years ended June 30, 2007 and 2006.

NOTE 8 - COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the years ended June 30, 2007 and 2006.