Form 10QSB
period 2007-09-30
Arkson Neutraceuticals Corp.
filed 2007-11-14
CIK 1389413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

                     Issuer's telephone number: 858-459-1133

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

     At September 30, 2007, there were outstanding 10,917,780 shares of the Registrant's Common Stock, $.0001 par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           ARKSON NUTRACEUTICALS, INC.
                        (A Development Stage Enterprise)

ITEM 1. FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

   Balance Sheets                                                          3

   Statements of Operations                                                4

   Statements of Stockholders' Equity                                      5

   Statements of Cash Flows                                                6

   Notes to Financial Statements                                           7

                           ARKSON NUTRACEUTICALS CORP.

                                 BALANCE SHEETS

                                                             As of               As of
                                                            Sept. 30,           June 30,
                                                              2007                2007
                                                            ---------           ---------
ASSETS

Current Assets
  Cash                                                      $      --           $      --
                                                            ---------           ---------
      Total Assets                                          $      --           $      --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Loan from an officer/shareholder                            $  12,606           $  12,606
                                                            ---------           ---------
      TOTAL LIABILITIES                                        12,606              12,606

Stockholders' Equity (Deficit)
  Common stock, $.0001 par value:
   50,000,000 shares authorized, 10,917,780 shares
    issued and outstanding as of 6/30/2007                                          1,092
   10,917,780 shares issued and outstanding
    as of 9/30/2007                                             1,092
  Additional paid in capital                                  122,688             122,688
  Retained Earnings                                                --                  --
  Deficit accumulated during the development stage           (136,386)           (136,386)
                                                            ---------           ---------
      Total Shareholders' Equity (Deficit)                    (12,606)            (12,606)
                                                            ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $      --           $      --
                                                            =========           =========


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.

                             STATEMENT OF OPERATIONS

                                                                                             From Inception
                                                                                              Oct. 2, 1998
                                 Three Months Ended                   Years Ended                through
                                      Sept 30,                          June 30,                Sept. 30,
                                2007            2006             2007             2006             2007
                             -----------     -----------      -----------      -----------      -----------
Revenue                      $        --     $        --      $        --      $        --      $        --
                             -----------     -----------      -----------      -----------      -----------
Total Revenue                         --              --               --               --               --

General & Admin Exps                  --              --            5,000               --          136,610
                             -----------     -----------      -----------      -----------      -----------

Operating Income (Loss)      $        --     $        --      $    (5,000)     $        --      $  (136,610)
                             -----------     -----------      -----------      -----------      -----------
Other Income (Expense)
  Interest Income                                                                                       290
  Other Income                                                                                          194
                             -----------     -----------      -----------      -----------      -----------
                                                                                                        484
NET INCOME (LOSS) BEFORE
INCOME TAX BENEFIT           $        --     $        --      $    (5,000)     $        --      $  (136,610)

INCOME TAX
  Current income tax                                                                                   (260)
  Income tax benefit                                                                                     --
                             -----------     -----------      -----------      -----------      -----------

NET INCOME (LOSS)            $        --     $        --      $    (5,000)     $        --         (136,386)
                             ===========     ===========      ===========      ===========      ===========
Basic and diluted earning
 (Loss) per Share                     --              --          (0.0003)              --
                             -----------    -----------       -----------      -----------
Weighted average number
 of common shares
 outstanding                  10,917,780      10,917,780       17,417,780       10,917,780


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     Accumulated
                                Common Stock           Additional       During         Total
                            ---------------------       Paid in      Development    Stockholders
                            Shares         Amount       Capital         Stage          Equity
                            ------         ------       -------         -----          ------
Balance, July 1, 2005     10,917,780      $ 1,092      $ 122,688      $(131,386)     $  (7,606)
                          ----------      -------      ---------      ---------      ---------
Common stock issued               --
Net loss for year
 Ended June 30, 2006                                                                        --
                          ----------      -------      ---------      ---------      ---------
Balance, June 30, 2006    10,917,780        1,092        122,688       (131,386)        (7,606)
                          ----------      -------      ---------      ---------      ---------
Common stock issued
 for services             39,000,000        3,900         (3,900)
Common stock cancelled    39,000,000)      (3,900)         3,900
Net loss for year
 Ended June 30, 2007                                                     (5,000)        (5,000)
                          ----------      -------      ---------      ---------      ---------

Balance, June 30, 2007    10,917,780        1,092        122,688       (136,386)       (12,606)
                          ----------      -------      ---------      ---------      ---------
Common stock issued               --
Net loss for quarter
  Ended Sept 30, 2007                                                                       --
                          ----------      -------      ---------      ---------      ---------
Balance, Sept 30, 2007    10,917,780      $ 1,092      $ 122,688      $(136,386)     $(12,606)
                          ==========      =======      =========      =========      =========

                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.

                             STATEMENT OF CASH FLOWS

                                                                                                              From Inception
                                                                                                               Oct. 2, 1998
                                                    Three Months Ended                 Years Ended                through
                                                         Sept. 30,                       June 30,                Sept. 30,
                                                  2007            2006            2007             2006             2007
                                               ----------      ----------      ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                            $       --      $       --      $   (5,000)      $       --       $ (136,386)
                                               ----------      ----------      ----------       ----------       ----------
  Adjustments to reconcile net income
   (loss) to net cash (used in) operations
                                               ----------      ----------      ----------       ----------       ----------
NET CASH PROVIDED BY (USED IN) OPERATIONS              --              --          (5,000)              --         (136,386)
                                               ----------      ----------      ----------       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES              --              --              --               --               --
                                               ----------      ----------      ----------       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from officer/shareholder                        --              --           5,000           (2,585)         (42,384)
  Loan from related party                              --              --              --               --           54,990
  Common stock issuance                                --              --              --               --          123,780
                                               ----------      ----------      ----------       ----------       ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES              --              --           5,000           (2,585)         136,386
                                               ----------      ----------      ----------       ----------       ----------
NET INCREASE (DECREASE)                                --              --              --           (2,585)              --
                                               ----------      ----------      ----------       ----------       ----------
CASH BEGINNING OF PERIOD                               --              --              --            2,585               --
                                               ----------      ----------      ----------       ----------       ----------
CASH END OF PERIOD                             $       --      $       --      $       --       $       --       $       --
                                               ==========      ==========      ==========       ==========       ==========

Supplemental Disclosures of Cash Flow
Information

Interest paid                                  $       --      $       --      $       --       $       --       $       --
                                               ----------      ----------      ----------       ----------       ----------
Income taxes paid                              $       --      $       --      $       --       $       --       $      260
                                               ----------      ----------      ----------       ----------       ----------


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
             September 30, 2007 and 2006 and June 30, 2007 and 2006


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

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial and income tax purposes. There is no income tax for the periods ended September 30, 2007 or June 30, 2007 or 2006. The Company has net operating loss carry forward from prior years that may be used to reduce future taxable income for income tax purposes.

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

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
             September 30, 2007 and 2006 and June 30, 2007 and 2006


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

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
             September 30, 2007 and 2006 and June 30, 2007 and 2006


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

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
             September 30, 2007 and 2006 and June 30, 2007 and 2006


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

In the first quarter of 2007 the Company issued 39,000,000 shares of common stock to its president in exchange for services, however this issuance was cancelled before the share certificate was prepared.

Thus, as of September 30, 2007 there were 10,917,780 shares of common stock issued and outstanding.

NOTE 3 - EARNINGS PER SHARE

There were no earnings and losses for the quarters ended September 30, 2007 and 2006. There was a loss of $5,000 during the year ended June 30, 2007. Therefore earnings (losses) per share for each of the quarters reported herein $0.00, and losses for the year ended June 30, 2007 was approximately $(0.0003) per share.

For the quarters ended September 30, 2007 and 2006 and the years ended June 30, 2007 and 2006, and for the period October 2, 1998 (inception) to September 30, 2007 there were no shares issuable under stock options, warrants, or rights. Therefore, diluted earnings per share were the same as basic earnings per share at all times.

NOTE 4 - INCOME TAXES

At June 30, 2007, the Company has a net operating loss carryforward for tax purpose of approximately $136,386 which expires through the year 2018. The Internal Revenue Code contains provisions which may limit the loss carryforward available if significant changes in stockholder ownership of the Company occur.

There were no provisions for income taxes for the years ended June 30, 2007 and 2006 or for the quarters ended September 30, 2007 and 2006.

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
             September 30, 2007 and 2006 and June 30, 2007 and 2006


NOTE 5 - RELATED PARTY TRANSACTIONS

LOANS PAYABLE

Between October 2, 1998 (Inception) and December 31, 2003 certain officers and shareholders made a number of non-interest bearing loans to the Company totaling $54,990 and received principal repayments of those loans totaling $44,800. As of December 31, 2003, 2004, and 2005 one shareholder was owed the principal sum of $10,190. On February 6, 2006 that shareholder was repaid $2,585 of the sum owing to him. In May that shareholder loaned an additional $5,000 to the Company. As a result, there was a liability of $12,606 owed to a shareholder as of September 30, 2007.

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

NOTE 7- SUBSEQUENT EVENT

There is no subsequent event to disclose since the end of the first quarter on September 30, 2007.

NOTE 8 - COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the years ended June 30, 2007 and 2006 or the quarters ended September 30, 2007 and 2006.

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

LIQUIDITY.

     As of September 30, 2007, we had no assets and liabilities of $12,606 and we had an accumulated deficit of $136,386. As of June 30, 2006, our last year end, we also had no assets and liabilities of $12,606 and we had an accumulated deficit of $136,386.

     We have had no revenues from inception through June 30, 2007 and we had no revenues for the period ended September 30, 2007. We have a loss from inception through June 30, 2007 of $136,386 and a loss from inception through September 30, 2007 of the same amount - $136,386.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

ITEM 4. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A report on Form 8-K was filed on July 25, 2007 reporting on Item 5.02, a change in Directors and Management and Item 5.03, a change in the Company's fiscal year. That report on Form 8-K is incorporated herein by reference.

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

Date: November 13, 2007           ARKSON NUTRACEUTICALS, INC.


                                  By: /s/ Robert Auduon
                                       ---------------------------------
                                       Robert Auduon
                                       President and Director


                                  By: /s/ Agatha Auduon
                                       ---------------------------------
                                       Agatha Auduon
                                       Treasurer and Director