Form 10QSB
period 2007-12-31
Arkson Neutraceuticals Corp.
filed 2008-02-13
CIK 1389413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

     At December 31, 2007, there were outstanding 10,917,780 shares of the Registrant's Common Stock, $.0001 par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           ARKSON NUTRACEUTICALS CORP.
                        (A Development Stage Enterprise)


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

                           ARKSON NUTRACEUTICALS CORP.

                                 BALANCE SHEETS

                                                              As of               As of
                                                          Dec. 31, 2007       June 30, 2007
                                                          -------------       -------------
ASSETS

Current Assets
  Cash                                                      $      --           $      --
                                                            ---------           ---------
      Total Assets                                          $      --           $      --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

 Loan from officer/shareholder                                 12,606              12,606
                                                            ---------           ---------
      TOTAL LIABILITIES                                     $  12,606           $  12,606

Stockholders' Equity (Deficit)
  Common stock, $.0001 par value:
   50,000,000 shares authorized,
   10,917,780 shares issued and outstanding
   as of 6/30/2007                                                                  1,092
   10,917,780 shares issued and outstanding
   as of 12/31/2007                                             1,092
  Additional paid in capital                                  122,688             122,688
  Retained Earnings                                                --                  --
  Deficit accumulated during the development stage           (136,386)           (136,386)
                                                            ---------           ---------
      Total Shareholders' Equity (Deficit)                    (12,606)            (12,606)
                                                            ---------           ---------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $      --           $      --
                                                            =========           =========


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.

                             STATEMENT OF OPERATIONS

                                                                                                      From Inception
                                                                                                       Oct. 2, 1998
                                          Six Months Ended                     Years Ended                through
                                              Dec. 31,                           June 30,                 Dec. 31,
                                      2007             2006              2007              2006             2007
                                   -----------      -----------       -----------       -----------      -----------
Revenue                            $        --      $        --       $        --       $        --      $        --
                                   -----------      -----------       -----------       -----------      -----------
      Total Revenue                         --               --                --                --               --

General & Admin Exps                        --               --             5,000                --          136,610
                                   -----------      -----------       -----------       -----------      -----------

Operating Income (Loss)            $        --      $        --       $    (5,000)      $        --      $  (136,610)

                                   -----------      -----------       -----------       -----------      -----------
Other Income (Expense)
  Interest Income                                                                                                290
  Other Income                                                                                                   194
                                   -----------      -----------       -----------       -----------      -----------
                                                                                                                 484
NET INCOME (LOSS) BEFORE
INCOME TAX BENEFIT                 $        --      $        --       $    (5,000)      $        --      $  (136,610)

INCOME TAX
  Current income tax                                                                                            (260)
  Income tax benefit                                                                                              --
                                   -----------      -----------       -----------       -----------      -----------

NET INCOME (LOSS)                                                     $    (5,000)                          (136,386)
                                   ===========      ===========       ===========       ===========      ===========

Basic and diluted earning
 (Loss) per Share                           --               --           (0.0003)               --
                                   -----------      -----------       -----------       -----------
Weighted average number
 of common shares
 outstanding                        10,917,780       10,917,780        17,417,780        10,917,780


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     Accumulated
                                Common Stock           Additional       During         Total
                            ---------------------       Paid in      Development    Stockholders
                            Shares         Amount       Capital         Stage          Equity
                            ------         ------       -------         -----          ------
Balance, July 1, 2005     10,917,780      $ 1,092      $ 122,688      $(131,386)     $  (7,606)
                          ----------      -------      ---------      ---------      ---------
Common stock issued               --
Net loss for year
 Ended June 30, 2006                                                                        --
                          ----------      -------      ---------      ---------      ---------

Balance, June 30, 2006    10,917,780        1,092        122,688       (131,386)        (7,606)
                          ----------      -------      ---------      ---------      ---------
Common stock issued
 for services             39,000,000        3,900         (3,900)
Common stock cancelled   (39,000,000)      (3,900)         3,900
Net loss for year
 Ended June 30, 2007                                                     (5,000)        (5,000)
                          ----------      -------      ---------      ---------      ---------

Balance, June 30, 2007    10,917,780        1,092        122,688       (136,386)       (12,606)
                          ----------      -------      ---------      ---------      ---------
Common stock issued               --
Net loss for period
 Ended Dec. 31, 2007                                                         --             --
                          ----------      -------      ---------      ---------      ---------

Balance, Dec. 31, 2007    10,917,780      $ 1,092      $ 122,688      $(136,386)     $ (12,606)
                          ==========      =======      =========      =========      =========

                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.

                             STATEMENT OF CASH FLOWS

                                                                                                       From Inception
                                                                                                        Oct. 2, 1998
                                                 Six Months Ended                 Years Ended              through
                                                     Dec. 31,                       June 30,               Dec. 31,
                                               2007           2006           2007            2006            2007
                                             ---------      ---------      ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                          $      --      $      --      $  (5,000)      $      --       $(136,386)
                                             ---------      ---------      ---------       ---------       ---------
Adjustments to reconcile net income
 (loss) to net cash (used in) operations
                                             ---------      ---------      ---------       ---------       ---------
NET CASH PROVIDED BY (USED IN) OPERATIONS           --             --         (5,000)             --        (136,386)
                                             ---------      ---------      ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES           --             --             --              --              --
                                             ---------      ---------      ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Loan from officer/shareholder                       --             --          5,000          (2,585)        (42,384)
Loan from related party                             --             --             --              --          54,990
Common stock issuance                               --             --             --              --         123,780
                                             ---------      ---------      ---------       ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES           --             --          5,000          (2,585)        136,386
                                             ---------      ---------      ---------       ---------       ---------
NET INCREASE (DECREASE)                             --             --             --          (2,585)             --
                                             ---------      ---------      ---------       ---------       ---------
CASH BEGINNING OF PERIOD                            --             --             --           2,585              --
                                             ---------      ---------      ---------       ---------       ---------
CASH END OF PERIOD                           $      --      $      --      $      --       $      --       $      --
                                             =========      =========      =========       =========       =========
Supplemental Disclosures of Cash Flow
Information
  Interest paid                              $      --      $      --      $      --       $      --       $      --
                                             ---------      ---------      ---------       ---------       ---------
  Income taxes paid                          $      --      $      --      $      --       $      --       $     260
                                             ---------      ---------      ---------       ---------       ---------

                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
              December 31, 2007 and 2006 and June 30, 2007 and 2006


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

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial and income tax purposes. There is no income tax for the periods ended December 31, 2007 or June 30, 2007 or 2006. The Company has net operating loss carry forward from prior years that may be used to reduce future taxable income for income tax purposes.

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

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
              December 31, 2007 and 2006 and June 30, 2007 and 2006


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

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
              December 31, 2007 and 2006 and June 30, 2007 and 2006


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

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
              December 31, 2007 and 2006 and June 30, 2007 and 2006


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

Thus, as of December 31, 2007 there were 10,917,780 shares of common stock issued and outstanding.

NOTE 3 - EARNINGS PER SHARE

There were no earnings and losses for the periods ended December 31, 2007 and 2006. There was a loss of $5,000 during the year ended June 30, 2007. Therefore earnings (losses) per share for each of the quarters reported herein $0.00, and losses for the year ended June 30, 2007 was approximately $(0.0003) per share.

For the periods ended December 31, 2007 and 2006 and the years ended June 30, 2007 and 2006, and for the period October 2, 1998 (inception) to December 31, 2007 there were no shares issuable under stock options, warrants, or rights. Therefore, diluted earnings per share were the same as basic earnings per share at all times.

NOTE 4 - INCOME TAXES

At June 30, 2007, the Company has a net operating loss carryforward for tax purpose of approximately $136,386 which expires through the year 2018. The Internal Revenue Code contains provisions which may limit the loss carryforward available if significant changes in stockholder ownership of the Company occur.

There were no provisions for income taxes for the years ended June 30, 2007 and 2006 or for the periods ended December 31, 2007 and 2006.

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
              December 31, 2007 and 2006 and June 30, 2007 and 2006


NOTE 5 - RELATED PARTY TRANSACTIONS

LOANS PAYABLE

Between October 2, 1998 (Inception) and December 31, 2003 certain officers and shareholders made a number of non-interest bearing loans to the Company totaling $54,990 and received principal repayments of those loans totaling $44,800. As of December 31, 2003, 2004, and 2005 one shareholder was owed the principal sum of $10,190. On February 6, 2006 that shareholder was repaid $2,585 of the sum owing to him. In May that shareholder loaned an additional $5,000 to the Company. As a result, there was a liability of $12,606 owed to a shareholder as of December 31, 2007.

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

NOTE 7- SUBSEQUENT EVENT

There is no subsequent event to disclose since the end of the second quarter on December 31, 2007.

NOTE 8 - COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the years ended June 30, 2007 and 2006 or the periods ended December 31, 2007 and 2006.

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

     Arkson Nutraceuticals Corp. (the "Company") was incorporated on October 2, 1998 under the laws of the State of Delaware. The Company intended to engage in the manufacture and sale of a broad range of proprietary natural health food supplement products. The Company began to negotiate licenses with developers of natural health food supplements approximately one month after incorporation. The Company also entered negotiations with various wholesale buyers of such products and with finance organizations. These explorations and negotiations continued at a high level for a period of approximately two years after incorporation, and at a slower pace for one additional year. However, no such licenses or contracts materialized.

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

LIQUIDITY.

     As of December 31, 2007, we had no assets and liabilities of $12,606 and we had an accumulated deficit of $136,386. As of June 30, 2006, our last year end, we also had no assets and liabilities of $12,606 and we had an accumulated deficit of $136,386.

     We have had no revenues from inception through June 30, 2007 and we had no revenues for the period ended December 31, 2007. We have a loss from inception through June 30, 2007 of $136,386 and a loss from inception through December 31, 2007 of the same amount - $136,386.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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

Date: February 12, 2008           ARKSON NUTRACEUTICALS CORP.


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