Form 10QSB
period 2008-03-31
Arkson Neutraceuticals Corp.
filed 2008-05-09
CIK 1389413

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION FROM ____________ TO ___________.

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

                           ARKSON NUTRACEUTICALS CORP.

                                 BALANCE SHEETS

                                                              As of               As of
                                                          Mar. 31, 2008       June 30, 2007
                                                          -------------       -------------
ASSETS

Current Assets
  Cash                                                      $      --           $      --
                                                            ---------           ---------
      Total Assets                                          $      --           $      --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Loan from officer/shareholder                               $  12,606           $  12,606
                                                            ---------           ---------
      TOTAL LIABILITIES                                        12,606              12,606

Stockholders' Equity (Deficit)
  Common stock, $.0001 par value:
    50,000,000 shares authorized,
    10,917,780 shares issued and outstanding
    as of 6/30/2007                                                --               1,092
    10,917,780 shares issued and outstanding
    as of 3/31/2008                                             1,092                  --
  Additional paid in capital                                  122,688             122,688
  Retained Earnings                                                --                  --
  Deficit accumulated during the development stage           (136,386)           (136,386)
                                                            ---------           ---------
      Total Shareholders' Equity (Deficit)                    (12,606)            (12,606)
                                                            ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $      --           $      --
                                                            =========           =========


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.

                             STATEMENT OF OPERATIONS

                                                                                              From Inception
                                                                                                Oct. 2, 1998
                                   Nine Months Ended                  Years Ended                 through
                                       Mar. 31,                         June 30,                  Mar. 31,
                                2008            2007             2007              2006             2008
                             -----------     -----------      -----------       -----------      -----------
Revenue                      $        --     $        --      $        --       $        --      $        --
                             -----------     -----------      -----------       -----------      -----------
Total Revenue                         --              --               --                --               --

General & Admin Exps                  --              --            5,000                --          136,610
                             -----------     -----------      -----------       -----------      -----------

Operating Income (Loss)      $        --     $        --      $    (5,000)      $        --      $  (136,610)
                             -----------     -----------      -----------       -----------      -----------
Other Income (Expense)
  Interest Income                     --              --               --                --              290
  Other Income                        --              --               --                --              194
                             -----------     -----------      -----------       -----------      -----------
                                      --              --               --                --              484
NET INCOME (LOSS) BEFORE
INCOME TAX BENEFIT           $        --     $        --      $    (5,000)      $        --      $  (136,610)

INCOME TAX
  Current income tax                  --              --               --                --             (260)
  Income tax benefit                  --              --               --                --               --
                             -----------     -----------      -----------       -----------      -----------

NET INCOME (LOSS)            $        --     $        --      $    (5,000)      $        --      $  (136,386)
                             ===========     ===========      ===========       ===========      ===========

Basic and diluted earning
 (Loss) per Share                     --              --           (0.0003)              --
                             -----------     -----------       -----------      -----------

Weighted average number
 of common shares
 outstanding                  10,917,780      10,917,780       17,417,780        10,917,780


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     Accumulated
                                Common Stock           Additional       During         Total
                            ---------------------       Paid in      Development    Stockholders
                            Shares         Amount       Capital         Stage          Equity
                            ------         ------       -------         -----          ------
Balance, July 1, 2005     10,917,780      $ 1,092      $ 122,688      $(131,386)     $  (7,606)
                          ----------      -------      ---------      ---------      ---------
Common stock issued               --
Net loss for year
 Ended June 30, 2006                                                         --             --
                          ----------      -------      ---------      ---------      ---------

Balance, June 30, 2006    10,917,780        1,092        122,688       (131,386)        (7,606)
                          ----------      -------      ---------      ---------      ---------
Common stock issued
 for services             39,000,000        3,900         (3,900)
Common stock cancelled   (39,000,000)      (3,900)         3,900
Net loss for year
 Ended June 30, 2007                                                     (5,000)        (5,000)
                          ----------      -------      ---------      ---------      ---------

Balance, June 30, 2007    10,917,780        1,092        122,688       (136,386)       (12,606)
                          ----------      -------      ---------      ---------      ---------
Common stock issued               --
Net loss for period
 Ended Mar. 31, 2008                                                         --             --
                          ----------      -------      ---------      ---------      ---------

Balance, Mar. 31, 2008    10,917,780      $ 1,092      $ 122,688      $(136,386)     $ (12,606)
                          ==========      =======      =========      =========      =========

                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.

                             STATEMENT OF CASH FLOWS

                                                                                                            From Inception
                                                                                                             Oct. 2, 1998
                                                       Nine Months Ended               Years Ended              through
                                                            Mar. 31,                     June 30,               Mar. 31,
                                                      2008           2007          2007            2006           2008
                                                   ----------     ----------    ----------      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                $       --     $       --    $   (5,000)     $       --     $ (136,386)
                                                   ----------     ----------    ----------      ----------     ----------
  Adjustments to reconcile net income (loss) to
   net cash (used in) operations

NET CASH PROVIDED BY (USED IN) OPERATIONS                  --             --        (5,000)             --       (136,386)
                                                   ----------     ----------    ----------      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                  --             --            --              --             --
                                                   ----------     ----------    ----------      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from officer/shareholder                            --             --         5,000          (2,585)       (42,384)
  Loan from related party                                  --             --            --              --         54,990
  Common stock issuance                                    --             --            --              --        123,780
                                                   ----------     ----------    ----------      ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  --             --         5,000          (2,585)       136,386
                                                   ----------     ----------    ----------      ----------     ----------
NET INCREASE (DECREASE)                                    --             --            --          (2,585)            --
                                                   ----------     ----------    ----------      ----------     ----------
CASH BEGINNING OF PERIOD                                   --             --            --           2,585             --
                                                   ----------     ----------    ----------      ----------     ----------
CASH END OF PERIOD                                 $       --     $       --    $       --      $       --     $       --
                                                   ==========     ==========    ==========      ==========     ==========

Supplemental Disclosures of
Cash Flow Information
  Interest paid                                    $       --     $       --    $       --      $       --     $       --
                                                   ----------     ----------    ----------      ----------     ----------
  Income taxes paid                                $       --     $       --    $       --      $       --     $      260
                                                   ----------     ----------    ----------      ----------     ----------

                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
               March 31, 2008 and 2007 and June 30, 2007 and 2006


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

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
               March 31, 2008 and 2007 and June 30, 2007 and 2006


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

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
               March 31, 2008 and 2007 and June 30, 2007 and 2006


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

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
               March 31, 2008 and 2007 and June 30, 2007 and 2006


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

Thus, as of March 31, 2008 there were 10,917,780 shares of common stock issued and outstanding.

NOTE 3 - EARNINGS PER SHARE

There were no earnings and losses for the periods ended March 31, 2008 and 2007. There was a loss of $5,000 during the year ended June 30, 2007. Therefore earnings (losses) per share for each of the quarters reported herein were $0.00, and loss for the year ended June 30, 2007 was approximately $(0.0003) per share.

For the periods ended March 31, 2008 and 2007 and the years ended June 30, 2007 and 2006, there were 12,606,000 shares issuable based on the terms of a convertible note for $12,606 due to an officer of the Company. Therefore, diluted earnings (loss) per share for the year ended June 30, 2007 were approximately $(0.00015) per share and for the three month period and the nine month period ended March 31, 2008 both diluted and basic earnings were $0 per share.

NOTE 4 - INCOME TAXES

At June 30, 2007, the Company has a net operating loss carryforward for tax purpose of approximately $136,386 which expires through the year 2018. The Internal Revenue Code contains provisions which may limit the loss carryforward available if significant changes in stockholder ownership of the Company occur.

There were no provisions for income taxes for the years ended June 30, 2007 and 2006 or for the periods ended March 31, 2008 and 2007.

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
               March 31, 2008 and 2007 and June 30, 2007 and 2006


NOTE 5 - RELATED PARTY TRANSACTIONS

LOANS PAYABLE

Between October 2, 1998 (Inception) and December 31, 2003 certain officers and shareholders made a number of non-interest bearing loans to the Company totaling $54,990 and received principal repayments of those loans totaling $44,800. As of December 31, 2003, 2004, and 2005 one shareholder was owed the principal sum of $10,190. On February 6, 2006 that shareholder was repaid $2,585 of the sum owing to him. In May that shareholder loaned an additional $5,000 to the Company. As a result, there was a liability of $12,606 owed to a shareholder as of March 31, 2008. The note issued by the Company for this liability was convertible into common stock at the rate of one share for each $0.001 of debt or a total of 12,606,000 shares.

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

NOTE 7- SUBSEQUENT EVENT

There is no subsequent event to disclose since the end of the third quarter on March 31, 2008.

NOTE 8 - COMMITMENT AND CONTIGENTCY

There is only one commitment or contingency to disclose during the years ended June 30, 2007 and 2006 or the periods ended March 31, 2008 and 2007. That is the potential conversion of the Note Payable into shares at the rate of one share for each $0.001 of debt or a total of 12,606,000 shares.

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

LIQUIDITY.

     As of March 31, 2008, we had no assets and liabilities of $12,606 and we had an accumulated deficit of $136,386. As of June 30, 2007, our last year end, we also had no assets and liabilities of $12,606 and we had an accumulated deficit of $136,386.

     We have had no revenues from inception through June 30, 2007 and we had no revenues for the period ended March 31, 2008. We have a loss from inception through June 30, 2007 of $136,386 and a loss from inception through March 31, 2008 of the same amount - $136,386.

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

ITEM 4. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

     Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that our current disclosure controls and procedures are effective.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 8, 2008                 ARKSON NUTRACEUTICALS CORP.


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