Form 10KSB
period 2008-06-30
Arkson Neutraceuticals Corp.
filed 2008-08-19
CIK 1389413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION FROM _____________ TO ____________.

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

                     Issuer's telephone number: 858-459-1133

                                   Copies to:
                             Daniel C. Masters, Esq.
                        P. O. Box 66, La Jolla, CA 92037

         Securities registered under Section 12(b) of the Exchange Act:

      Title of each class:          Name of exchange on which registered:
      --------------------          -------------------------------------
             None                                    None

         Securities registered under Section 12(g) of the Exchange Act:

                              Title of each class:
                              --------------------
                         Common Stock, par value $.0001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO | |

The registrant's revenues for the year ended June 30, 2008 were $0 (zero).

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last reported sale price of $0.15 (which took place on June 4, 2008) was approximately $287,667. No Bid or Ask price is currently quoted. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of common stock outstanding as of June 30, 2008 was 10,917,780.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

14C  Incorporated by reference. Filed July 16, 2008. (File # 08955524)

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

On July 16, 2008 the Company filed a Definitive Form 14C with the SEC and gave notice to all shareholders of its intention, among other things, to amend its Articles of Incorporation changing its authorized share capital. On August 6, 2008 the Company filed an Amendment to its Articles of Incorporation with the Secretary of State of Delaware. The Company's Certificate of Incorporation, as amended, authorizes the issuance of up to 200,000,000 shares of common stock, par value $0.0001 per share, and up to 50,000,000 shares of preferred stock, par value $0.0001 per share. At the same time the Company effected a one (1) for twenty (20) reverse split of its outstanding common stock. As a result of these changes, the Company currently has 545,889 shares of its common stock issued and outstanding, and 199,454,111 authorized but unissued shares of common stock available for issuance. There are no preferred shares outstanding, thus the Company currently has 50,000,000 authorized but unissued shares of preferred stock available for issuance. Although the Company currently has no commitments to issue any securities, the Company will, in all likelihood, issue a substantial number of additional shares of its common and/or preferred stock in connection with a business combination. To the extent that additional shares of stock are issued, the Company's shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common and/or preferred stock may adversely affect the market price of the Company's stock, in the event that an active trading market commences, of which there can be no assurance. The issuance of additional shares of the Company's stock:

     -    may significantly reduce the equity interest of current stockholders;
     - will likely cause a change in control if a substantial number of the Company's shares of stock are issued and result in the resignation of the Company's present officers and directors; and
     - may adversely affect prevailing market price for the Company's common stock.

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

THE COMPANY'S SHARES OF COMMON STOCK ARE QUOTED ON THE OTC-BB, WHICH LIMITS THE LIQUIDITY AND PRICE OF THE COMPANY'S COMMON STOCK.

The Company's shares of common stock are traded on the OTC-BB. Quotation of the Company's securities on the OTC-BB limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The NASDAQ Stock Market or a national exchange. There is currently no active trading market in the Company's common stock. There can be no assurance that there will be an active trading market for the Company's common stock following a business combination. In the event that an active trading market commences, there can be no assurance as to the market price of the Company's shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the years ended June 30, 2008 and 2007, no matters were submitted to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER

(a) Market Price Information

The Registrant's common stock is quoted from time to time on the OTC-BB under the symbol AKNC. The last reported trade took place on June 4, 2008 at a price of $0.15 per share. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2008 and 2007. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                             High             Low
                                             ----             ---
YEAR ENDED JUNE 30, 2008
  Quarter ended June 30,                    $0.15            $0.001
  Quarter ended March 31,                    0.15             0.001
  Quarter ended December 31,                 2.00             0.001
  Quarter ended September 30,                0.15             0.001

YEAR ENDED JUNE 30, 2007
  Quarter ended June 30,                    $0.001           $0.001
  Quarter ended March 31,                    0.001            0.001
  Quarter ended December 31,                 0.001            0.001
  Quarter ended September 30,                0.001            0.001

(b) Approximate Number of Holders of Common Stock

On June 30, 2008, there were 137 shareholders of record of the Company's common stock.

(c) Dividends

We currently do not pay cash dividends on the Company's common stock and have no plans to instate a dividend on the Company's common stock.

(d) Recent Sales of Unregistered Securities

During the twelve month period ended June 30, 2008, the Registrant did not issue any restricted securities. During the fiscal year ended June 30, 2007 the Company agreed to a sale of unregistered securities, however the issuance was never completed and authorization for the issuance was rescinded.

(e) Equity Compensation Plans

We have no equity compensation plans at June 30, 2008.

ITEM 6. SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the fiscal years ended June 30, 2008, 2007, 2006, 2005, and 2004 were derived from our audited consolidated financial statements. Consolidated balance sheets at June 30, 2008 and June 30, 2007 and the related consolidated statements of operations and cash flows for fiscal 2008 and 2007 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

Balance Sheet Data

                              2008            2007           2006            2005            2004
                              ----            ----           ----            ----            ----
Assets                           --              --             --           2,585           2,585
Debt                         12,606          12,606          7,191          10,191          10,191
Equity                      (12,606)        (12,606)        (7,606)         (7,606)         (7,606)

Statement of Operations Data

                              2008            2007           2006            2005            2004
                              ----            ----           ----            ----            ----

Revenues                         --              --             --              --              --
Loss                             --           5,000             --              --              --
Loss per Share                   --           .0003             --              --              --
No Shares                10,917,780      17,417,780     10,917,780      10,917,780      10,917,780

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

At June 30, 2008, we had no assets and had liabilities of $12,606.

There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted stock to effect a business combination. The Company's limited resources and lack of having cash-generating business operations may make it difficult to borrow funds or raise capital. The Company's inability to borrow funds or raise funds through the issuance of restricted capital stock required to effect or facilitate a business combination may have a material adverse effect on the Company's financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of any future cash flow to pay principal and interest, including debt of an acquired business.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2008 we did not have any contractual obligations.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in the notes to our financial statements included elsewhere in this annual report.

ITEM 8. FINANCIAL STATEMENTS

The Registrant's audited financial statements for the fiscal years ended June 30, 2008 and 2007 are attached to this annual report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9-A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of June 30, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report.

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

ITEM 9-B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH
         SECTION 16(A)

     Robert Auduon,      age 65,    President, CEO and Director
     Agatha Auduon,      age 63,    Secretary, Treasurer, and Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of June 30, 2007, the Registrant had 10,917,780 shares of common stock issued and outstanding, however this number has since been reduced to 545,889 shares as a result of a 1 for 20 reverse stock split which became effective in August, 2008. The table below shows the shares outstanding as of June 30, 2008, prior to the reverse split. The ownership percentages before and after the reverse split are the same.

                                                            Amount and Nature of       Percent of
Title of Class    Name and Address of Beneficial Owner        Beneficial Owner          Class(1)
--------------    ------------------------------------        ----------------          --------
Common Stock     Robert Auduon                               2,575,000 shares            23.59%
                 4653 Carmel Mountain Rd., Ste 308-129
                 San Diego, CA 92130

Common Stock     Agatha Auduon                               1,925,000 shares            17.63%
                 4653 Carmel Mountain Rd., Ste 308-129
                 San Diego, CA 92130

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

Exhibit No.                             Description
-----------                             -----------

  3-1A         Amendment to Articles of Incorporation

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

14C Incorporated by reference. Filed July 16, 2008. (File # 08955524)

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

ITEM 15. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

The Registrant's Board of Directors has appointed Stan J.H. Lee, CPA as independent public accountant for the fiscal year ended June 30, 2008.

PRINCIPAL ACCOUNTING FEES

The following table presents the fees billed to us for professional audit services rendered by Stan J. H. Lee, CPA for the audit of the Registrant's annual financial statements for the year ended June 30, 2008, and fees billed for other services rendered by Stan J. H. Lee, CPA during this period.

                                  Year Ended            Year Ended
                                 June 30, 2008         June 30, 2007
                                 -------------         -------------

     Audit Fees                     $5,000                 $5,000
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


Dated: August 18, 2008                      /s/ Robert Auduon
                                            ------------------------------------
                                            Robert Auduon
                                            President, CEO and Director
                                            (Principal Executive Officer)


Dated: August 18, 2008                      /s/ Agatha Auduon
                                            ------------------------------------
                                            Agatha Auduon
                                            Treasurer, Secretary and Director
                                            (Principal Financial Officer)

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Report of Independent Public Accounting Firm for 2008                     F-2

Report of Independent Public Accounting Firm for 2007                     F-3

Balance Sheets                                                            F-4

Statements of Operations                                                  F-5

Statements of Stockholders' Equity                                        F-6

Statements of Cash Flows                                                  F-7

Notes to Financial Statements                                             F-8

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


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Arkson Nutraceuticals Corp.

We have audited the accompanying balance sheets of Arkson Nutraceuticals Corp. as of June 30, 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arkson Nutraceuticals Corp. as of June 30, 2008 , and the results of their operations and its cash flows for the fiscal year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company's results of operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stan J. H. Lee, CPA
----------------------------------
Stan J.H. Lee, CPA

August 4, 2008
Chula Vista, CA 91910

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


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Arkson Nutraceuticals Corp.

We have audited the accompanying balance sheets of Arkson Nutraceuticals Corp. as of June 30, 2007 and the related statements of operations, changes in shareholders' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arkson Nutraceuticals Corp. as of June 30, 2007 , and the results of their operations and its cash flows for the fiscal year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company's results of operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stan J.H. Lee, CPA
----------------------------------
Stan J.H. Lee, CPA

August 2, 2007
Chula Vista, CA 91910

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                             As of               As of
                                                            June 30,            June 30,
                                                              2008                2007
                                                            ---------           ---------
ASSETS

Current Assets
  Cash                                                      $      --           $      --
                                                            ---------           ---------

      Total Assets                                          $      --           $      --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Note to an officer and shareholder                             11,606              11,606
Note to an unrelated party                                      1,000               1,000
                                                            ---------           ---------
      Total Liabilities                                     $  12,606           $  12,606

Stockholders' Equity (Deficit)
  Common stock, $.0001 par value:
   50,000,000 shares authorized, 10,917,780
   shares issued and outstanding as of 6/30/2008
   and 2007, respectively                                       1,092               1,092
  Additional paid in capital                                  122,688             122,688
  Deficit accumulated during the development stage           (136,386)           (131,386)
                                                            ---------           ---------
      Total Shareholders' Equity (Deficit)                    (12,606)            (12,606)
                                                            ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $      --           $      --
                                                            =========           =========


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                                                            Oct. 2, 1998
                                                               Year Ended June 30,         (inception) to
                                                          ----------------------------        June 30,
                                                             2008             2007              2008
                                                          -----------      -----------       -----------
OPERATING REVENUE                                         $        --      $        --       $        --
                                                          -----------      -----------       -----------
OPERATING COSTS
  Advertising                                                      --               --             2,198
  Bank charges and expense                                         --               --             1,102
  Dues, subscriptions, membership                                  --               --             1,005
  Miscellaneous expenses                                           --               --                52
  Office expenses                                               1,416
  Professional Expenses                                            --            5,000            87,148
  Rent                                                             --               --            27,796
  Travel and entertainment                                         --               --            15,893
                                                          -----------      -----------       -----------
TOTAL OPERATING COSTS                                              --            5,000           136,610
                                                          -----------      -----------       -----------

OPERATING NET INCOME (LOSS)                                        --           (5,000)         (136,610)
                                                          -----------      -----------       -----------
OTHER INCOME (EXPENSE)
  Interest income                                                  --               --               290
  Other income                                                     --               --               194
                                                          -----------      -----------       -----------
NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT

INCOME TAX
  Current income tax                                               --               --              (260)
  Income tax benefit                                               --               --                --
                                                          -----------      -----------       -----------

NET INCOME (LOSS)                                         $        --      $    (5,000)      $  (136,386)
                                                          ===========      ===========       ===========
NET INCOME PER SHARE
  Basic and diluted earnings (Loss) per Share                      --          (0.0003)
                                                          -----------      -----------

  Weighted average number of Common shares outstanding     10,917,780       17,417,780


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                       Accumulated
                                  Common Stock           Additional       During         Total
                              ---------------------       Paid in      Development    Stockholders
                              Shares         Amount       Capital         Stage          Equity
                              ------         ------       -------         -----          ------
Balance, July 1, 2006       10,917,780      $ 1,092      $122,688      $(131,386)       $ (7,606)

Common stock issued
 for services               39,000,000        3,900        (3,900)

Common stock cancelled     (39,000,000)      (3,900)        3,900

Net loss for year
 ended June 30, 2007                                                      (5,000)         (5,000)
                           -----------      -------      --------      ---------        --------
Balance, June 30, 2007      10,917,780        1,092       122,688       (136,386)        (12,606)

Net loss for year
 ended June 30, 2008                                                                          --
                           -----------      -------      --------      ---------        --------

Balance, June 30, 2008      10,917,780      $ 1,092      $122,688      $(136,386)       $(12,606)
                            ===========     =======      ========      =========        ========


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                                   Oct. 2, 1998
                                                                    Year Ended June 30,           (inception) to
                                                              ------------------------------          June 30,
                                                                 2008                2007               2008
                                                              ----------          ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss) for period                                $       --          $   (5,000)        $ (136,386)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Changes in operating assets and liabilities:                        --                  --                 --
                                                              ----------          ----------         ----------
Net Cash provided by (used in) operating activities:                  --              (5,000)          (136,386)
                                                              ----------          ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities:                  --                  --                 --
                                                              ----------          ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from officers & shareholders                                   --              (5,000)           (42,384)
  Loan from related party                                             --                  --             54,990
  Common stock issuance                                               --                  --            123,780
                                                              ----------          ----------         ----------
Net cash provided by (used in) financing activities                   --              (5,000)           136,386
                                                              ----------          ----------         ----------
Net increase (decrease) in cash                                       --              (2,585)                --
                                                              ----------          ----------         ----------
Cash beginning of period                                              --               2,585                 --
                                                              ----------          ----------         ----------
Cash end of period                                            $       --          $       --         $       --
                                                              ----------          ----------         ----------
SUPPLEMENTAL DISCLOSURES OF
INTEREST & INCOME TAXES PAID
  Interest paid                                               $       --          $       --         $       --
                                                              ----------          ----------         ----------
  Income taxes paid                                           $       --          $       --         $      260
                                                              ----------          ----------         ----------


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2008


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

The Company adopted June 30 as its accounting fiscal year.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers cash instruments with original maturities of less than three months to be cash equivalents.

START-UP COSTS

Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial and income tax purposes. There is no income tax for the periods ended June 30, 2008 or 2007. The Company has net operating loss carry forward from prior years that may be used to reduce future taxable income for income tax purposes.

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

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2008


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

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2008


traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan (paragraph 4) and the disclosure requirements (paragraph 7) as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 158.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, "Non-controlling Interests in Consolidated Financial Statements--an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim periods beginning after November 15, 2008. The Company has not determined the impact of SFAS 159 on its financial position or results of operations.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2008


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

During the fiscal year ending June 30, 2007 the Company voted to issue 39,000,000 shares of common stock to an officer for services, and then voted to rescind that issuance. As a result of these two transactions, there were 10,917,780 shares of common stock issued and outstanding at June 30, 2007 and also at June 30, 2008.

NOTE 3 - NOTES

                                                                      June 30,
                                                                        2008
                                                                      -------
Notes payable to an officer and shareholder

Notes payable, originally at 10 % interest per annum
and all accrued interest to date forgiven, agreement
date - May 26, 2007, maturity date - November 26, 2007                $ 5,000

Notes payable, originally at 10 % interest per annum
and all accrued interest to date forgiven, agreement
date - September 29, 2007, maturity date - March 29, 2008               6,606

Both notes provides default clause under which the note holder can demand immediate payment with interest on default and option to convert at a price of $ 0.001 per share equivalent of the amount owning at the time of conversion.

As of the date of financial statement, note holder has
not demanded payment or exercised on the conversion option.
                                                                      -------
                                                                      $11,606
                                                                      =======

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2008

                                                                      June 30,
                                                                        2008
                                                                      -------
Notes payable to an unrelated party

Notes payable, originally at 10 % interest per annum
and all accrued interest to date forgiven, agreement
date - September 11, 2005, maturity date - March 11, 2006             $ 1,000


Note provides default clause under which the note holder can demand immediate payment with interest and option to convert at a price of $0.001 per share equivalent of the amount owning at the time of conversion.

As of the date of financial statement, note holder has
not demanded payment or exercised on the conversion option.
                                                                      -------
                                                                      $ 1,000
                                                                      =======

NOTE 4 - EARNINGS PER SHARE

The computations of earnings per share for the years ended June 30, 2008 and 2007 were as follows:

                                         Year Ended June 30,
                                      2008                 2007
                                   -----------          -----------
Loss per common share, basic

Numerator
  Net Loss                         $        --          $    (5,000)
  Denominator
  Weighted-average shares           10,917,780           17,417,780
  Loss per common share            $        --          $   (0.0003)

For the years ended June 30, 2008 and 2007, there were 12,606,000 shares issuable based on the terms of convertible notes for $12,606 due to an officer of the Company and unrelated party. Therefore, diluted earnings (loss) per share for the year ended June 30, 2007 were approximately $(0.00017) per share. For the year ended June 30, 2008 diluted earnings (loss) were $0 per share.

NOTE 5 - INCOME TAXES

At June 30, 2008, the Company has a net operating loss carryforward for tax purposes of approximately $136,386 which expires through the year 2018. The Internal Revenue Code contains provisions which may limit the loss carryforward available if significant changes in stockholder ownership of the Company occur.

There was no income and no provisions for income taxes for the years ended June 30, 2008 and 2007.

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2008


NOTE 6 - RELATED PARTY TRANSACTIONS

LOANS PAYABLE

Between October 2, 1998 (Inception) and December 31, 2003 certain officers and shareholders made a number of non-interest bearing loans to the Company totaling $54,990 and received principal repayments of those loans totaling $44,800. As of December 31, 2003, 2004, and 2005 one officer and shareholder was owed the principal sum of $10,190. On February 6, 2006 that officer and shareholder was repaid $2,585 of the sum owing to him. As a result, there was a liability of $7,606 owed to an officer and shareholder as of June 30, 2006. On February 8, 2007 that officer and shareholder loaned the Company an additional $5,000. As a result, there was a liability of $11,606 (after assignment of note in the amount of $ 1,000 to an unrelated party) owed to an officer and shareholder as of June 30, 2007 and also as of June 30, 2008.

NOTE 7 - GOING CONCERN

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

NOTE 8 - SUBSEQUENT EVENT

On July 16, 2008 the Company filed a Definitive Form 14C with the Securities and Exchange Commission announcing that it would:

     1) reverse split its outstanding stock such that twenty old shares would equal one new share, thus reducing the total number of issued and outstanding shares from 10,917,780 to 545,889, and
     2) amend its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 200,000,000 and provide for the issuance of up to a maximum of 50,000,000 shares of Preferred Stock.

The effective date of these changes is to be August 7, 2008.

NOTE 9 - COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the years ended June 30, 2008 and 2007.