Form 10-Q
period 2008-09-30
Arkson Neutraceuticals Corp.
filed 2008-11-14
CIK 1389413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2008

                        Commission File Number: 000-52458


                           ARKSON NUTRACEUTICALS CORP.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                               51-0383940
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                     4653 Carmel Mountain Road, Ste. 308-129
                           San Diego, California 92130

          (Address of principal executive offices, including zip code)

                                 (858) 525-3157
              (Registrant's telephone number, including area code)

                                   Copies to:
                             Daniel C. Masters, Esq.
                        P. O. Box 66, La Jolla, CA 92037
                                 (858) 459-1133

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]                        Non-accelerated filer [ ]
Accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 545,889 shares of the Registrant's Common Stock outstanding as of September 30, 2008.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended September 30, 2008, prepared by the company, immediately follow.

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                    As of              As of
                                                                September 30,         June 30,
                                                                    2008                2008
                                                                  ---------           ---------
ASSETS

Current Assets
  Cash                                                            $      --           $      --
                                                                  ---------           ---------
      TOTAL ASSETS                                                $      --           $      --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Note to an officer & shareholder                                     11,606              11,606
Note to an unrelated party                                            1,000               1,000
                                                                  ---------           ---------
      TOTAL LIABILITIES                                           $  12,606           $  12,606

Stockholders' Equity (Deficit)
  Common stock, $.0001 par value:
   200,000,000 shares authorized, 10,917,780 shares
    issued and outstanding as of 6/30/2008                               --               1,092
   545,889 shares issued and outstanding as of 9/30/2008                 55                  --
  Additional paid in capital                                        123,725             122,688
  Retained Earnings                                                      --                  --
  Deficit accumulated during the development stage                 (136,386)           (136,386)
                                                                  ---------           ---------
      Total Shareholders' Equity (Deficit)                          (12,606)            (12,606)
                                                                  ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $      --           $      --
                                                                  =========           =========


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                                 From Inception
                                                                                                October 2, 1998
                                      Three Months Ended                  Years Ended                through
                                        September 30,                      June 30,               September 30,
                                 2008             2007            2008              2007              2008
                              -----------      -----------     -----------       -----------       -----------
Revenue                       $        --      $        --     $        --       $        --       $        --
                              -----------      -----------     -----------       -----------       -----------
Total Revenue                          --               --              --                --                --

General & Admin Exps                   --               --           5,000           136,610
                              -----------      -----------     -----------       -----------       -----------

Operating Income (Loss)                --               --          (5,000)         (136,610)
                              -----------      -----------     -----------       -----------       -----------
OTHER INCOME (EXPENSE)
  Interest Income                      --               --              --                --               290
  Other Income                         --               --              --                --               194
                              -----------      -----------     -----------       -----------       -----------
                                       --               --              --                --               484
INCOME TAX
  Current income tax                   --               --              --                --              (260)
  Income tax benefit                   --               --              --                --                --
                              -----------      -----------     -----------       -----------       -----------

NET INCOME (LOSS)             $        --      $        --     $        --       $    (5,000)      $  (136,386)
                              ===========      ===========     ===========       ===========       ===========
Basic and diluted earning
 (Loss) per Share                      --               --              --            (0.0003)
                              -----------      -----------      -----------       -----------
Weighted average number
 of common shares
 outstanding                    4,763,031       10,917,780      10,917,780        17,417,780


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                       Accumulated
                                  Common Stock           Additional       During         Total
                              ---------------------       Paid in      Development    Stockholders
                              Shares         Amount       Capital         Stage          Equity
                              ------         ------       -------         -----          ------
Balance, July 1, 2006       10,917,780      $ 1,092      $122,688      $(131,386)       $ (7,606)

Common stock issued
 for services               39,000,000        3,900        (3,900)

Common stock cancelled     (39,000,000)      (3,900)        3,900

Net loss for year
 ended June 30, 2007                                                      (5,000)         (5,000)
                           -----------      -------      --------      ---------        --------
Balance, June 30, 2007      10,917,780        1,092       122,688       (136,386)        (12,606)

Common stock issued                 --
Net loss for year
 ended June 30, 2008                                                          --              --
                           -----------      -------      --------      ---------        --------
Balance, June 30, 2008      10,917,780        1,092       122,688       (136,386)        (12,606)

Common stock issued                 --
1 for 20 reverse split     (10,371,891)      (1,037)        1,037
Net loss for quarter
  Ended Sept 30, 2008                                                         --              --
                           -----------      -------      --------      ---------        --------
Balance, Sept 30, 2008         545,889      $    55      $123,725      $(136,386)       $(12,606)
                           ===========      =======      ========      =========        ========

                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                      From Inception
                                                                                                      October 2, 1998
                                                Three Months Ended              Years Ended               through
                                                   September 30,                  June 30,              September 30,
                                               2008           2007          2008           2007            2008
                                             ---------      ---------     ---------      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                          $      --      $      --     $      --      $  (5,000)      $(136,386)
                                             ---------      ---------     ---------      ---------       ---------
Adjustments to reconcile net income (loss)
 to net cash (used in) operations

NET CASH PROVIDED BY (USED IN) OPERATIONS           --             --            --         (5,000)       (136,386)
                                             ---------      ---------     ---------      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES           --             --            --             --              --
                                             ---------      ---------     ---------      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from officer/shareholder                     --             --            --          5,000         (42,384)
  Loan from related party                           --             --            --             --          54,990
  Common stock issuance                             --             --            --             --         123,780
                                             ---------      ---------     ---------      ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES           --             --            --             --         136,386
                                             ---------      ---------     ---------      ---------       ---------

NET INCREASE (DECREASE)                             --             --            --             --              --
                                             ---------      ---------     ---------      ---------       ---------
CASH BEGINNING OF PERIOD                            --             --            --             --              --
                                             ---------      ---------     ---------      ---------       ---------
CASH END OF PERIOD                           $      --      $      --     $      --      $      --       $      --
                                             =========      =========     =========      =========       =========

Supplemental Disclosures of Cash
Flow Information

Interest paid                                $      --      $      --     $      --      $      --       $      --
                                             ---------      ---------     ---------      ---------       ---------
Income taxes paid                            $      --      $      --     $      --      $      --       $     260
                                             ---------      ---------     ---------      ---------       ---------

                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


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

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial and income tax purposes. There is no income tax for the periods ended September 30, 2008 or June 30, 2008 or 2007. The Company has net operating loss carry forward from prior years that may be used to reduce future taxable income for income tax purposes.

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

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


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

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 2 - STOCKHOLDERS' EQUITY

COMMON STOCK

Effective August 7, 2008 the Company amended its Articles of Incorporation increasing its authorized share capital. As a result, the Company now has authorized two hundred million (200,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share, and fifty million (50,000,000) shares of preferred stock, also having one hundredth of a cent ($0.0001) par value per share.

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

Effective August 7, 2008 the Company reverse split its issued and outstanding common stock on the basis on one new share for each twenty old shares. Thus, as of September 30, 2008 there were 545,889 shares of common stock issued and outstanding and no preferred stock was outstanding.

NOTE 3 - EARNINGS PER SHARE

There were no earnings and losses for the quarters ended September 30, 2008 and 2007. There was a loss of $5,000 during the year ended June 30, 2007. Therefore earnings (losses) per share for each of the quarters reported herein was $0.00, and losses for the years ended June 30, 2008 and 2007 were $0.00 and approximately $(0.0003) per share, respectively.

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


For the quarters ended September 30, 2008 and 2007 and the years ended June 30, 2008 and 2007, and for the period October 2, 1998 (inception) to September 30, 2008 there were no shares issuable under stock options, warrants, or rights. Therefore, diluted earnings per share were the same as basic earnings per share at all times.

NOTE 4 - INCOME TAXES

At June 30, 2007, the Company has a net operating loss carryforward for tax purpose of approximately $136,386 which expires through the year 2018. The Internal Revenue Code contains provisions which may limit the loss carryforward available if significant changes in stockholder ownership of the Company occur.

There were no provisions for income taxes for the years ended June 30, 2008 and 2007 or for the quarters ended September 30, 2008 and 2007.

NOTE 5 - RELATED PARTY TRANSACTIONS

LOANS PAYABLE

Between October 2, 1998 (Inception) and December 31, 2003 certain officers and shareholders made a number of non-interest bearing loans to the Company totaling $54,990 and received principal repayments of those loans totaling $44,800. As of December 31, 2003, 2004, and 2005 one shareholder was owed the principal sum of $10,190. On February 6, 2006 that shareholder was repaid $2,585 of the sum owing to him. In May that shareholder loaned an additional $4,000 to the Company and another party loaned $1,000 to the Company. As a result, there was a liability of $12,606 owed to two note holders as of September 30, 2008. These notes are convertible into common stock at the rate of one share of common stock per $0.001 of loan principal. Thus they are convertible into a total of 12,606,000 shares of common stock.

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

NOTE 7- SUBSEQUENT EVENT

There is no subsequent event to disclose since the end of the first quarter on September 30, 2008.

NOTE 8 - COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the years ended June 30, 2008 and 2007 or the quarters ended September 30, 2008 and 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS.

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10Q. Our actual results could differ materially from those discussed in this report.

COMPANY HISTORY AND PLAN OF OPERATION.

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

LIQUIDITY AND CAPITAL RESOURCES.

     The Company has no current operating history and does not have any revenues or earnings from operations. As of September 30, 2008, the Company had no assets and liabilities of $12,606 and it had an accumulated deficit of $136,386. Moreover, the Company has had no revenues from inception through September 30, 2008. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business. We expect these continued operating losses to be small since the Company has no operations or employees.

     We are dependent upon our officers to meet any de minimis costs that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS.

     The Company is still in its development stage and has no revenues to date. It did not incur any operating expenses during the three month periods ended September 30, 2008 or 2007. Its only activities during these periods was the search for a merger or acquisition partner conducted by its president. The search was conducted through occasional meetings and phone calls which did not involve any expense to the Company. Our net loss since inception through September 30, 2008 was $136,386. Most of this loss was incurred in 1998, 1999, and 2000. While the company has no cash to meet expenses, our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

GOING CONCERN.

     The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have significant cash or other material assets and it is relying on advances from stockholders, officers and directors to meet its limited operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS.

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 1A- RISK FACTORS

     There have been no material changes to the risks to our business from those described in our Annual Report on Form 10-K for the year ended June 30, 2008 filed with the SEC on August 19, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     Effective August 7, 2008 the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 200,000,000 and also to authorize 50,000,000 shares of preferred stock. Effective on the same date the Company ordered a reverse split of its outstanding common stock on the basis of one new share for twenty old shares, thus reducing the total number of issued and outstanding shares of common stock from 10,917,780 shares to 545,889 shares.

ITEM 6. - EXHIBITS

 No.                                   Description
 ---                                   -----------
31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2008          ARKSON NUTRACEUTICALS, INC.


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