Form 10-Q
period 2009-03-31
Arkson Neutraceuticals Corp.
filed 2009-05-13
CIK 1389413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2009

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

There were 545,889 shares of the Registrant's Common Stock outstanding as of March 31, 2009.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended March 31, 2009, prepared by the company, immediately follow.

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                              As of              As of
                                                            March 31,           June 30,
                                                              2009                2008
                                                            ---------           ---------
ASSETS

Current Assets
  Cash                                                      $      --           $      --
                                                            ---------           ---------
      Total Assets                                          $      --           $      --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Note to an officer & shareholder                               11,606              11,606
Note to an unrelated party                                      1,000               1,000
                                                            ---------           ---------
      TOTAL LIABILITIES                                     $  12,606           $  12,606

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.0001 par value:
   200,000,000 shares authorized,
   10,917,780 shares issued and outstanding
   as of 6/30/2008 545,889 shares issued and
   outstanding as of 3/31/2009                                     55               1,092
  Additional paid in capital                                  123,725             122,688
  Retained Earnings                                                --                  --
  Deficit accumulated during the development stage           (136,386)           (136,386)
                                                            ---------           ---------
      Total Shareholders' Equity (Deficit)                    (12,606)            (12,606)
                                                            ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $      --           $      --
                                                            =========           =========

                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                               From Inception
                                                                                               October 2, 1998
                                   Nine Months Ended                  Years Ended                  through
                                        March 31,                       June 30,                  March 31,
                                 2009            2008            2008             2007              2009
                              -----------     -----------     -----------      -----------       -----------
Revenue                       $        --     $        --     $        --      $        --       $        --
                              -----------     -----------     -----------      -----------       -----------
Total Revenue                          --              --              --               --                --

General & Admin Exps                   --              --           5,000          136,610
                              -----------     -----------     -----------      -----------       -----------

Operating Income (Loss)                --              --              --      $    (5,000)      $  (136,610)

                              -----------     -----------     -----------      -----------       -----------
OTHER INCOME (EXPENSE)
  Interest Income                      --              --              --               --               290
  Other Income                         --              --              --               --               194
                              -----------     -----------     -----------      -----------       -----------
                                       --              --              --               --               484

INCOME TAX
  Current income tax                   --              --              --               --              (260)
  Income tax benefit                   --              --              --               --                --
                              -----------     -----------     -----------      -----------       -----------

NET INCOME (LOSS)             $        --     $        --     $        --      $    (5,000)      $  (136,386)
                              ===========     ===========     ===========      ===========       ===========

Basic and diluted earning
 (Loss) per Share                      --              --              --          (0.00045)
                              -----------     -----------     -----------       -----------
Weighted average number
 of common shares
 outstanding                    1,967,222      10,917,780      10,917,780       10,917,780


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                           Accumulated
                                      Common Stock           Additional       During         Total
                                  ---------------------       Paid in      Development    Stockholders
                                  Shares         Amount       Capital         Stage          Equity
                                  ------         ------       -------         -----          ------
Balance, July 1, 2006           10,917,780      $ 1,092      $122,688      $(131,386)       $ (7,606)

Common stock issued
 for services                   39,000,000        3,900        (3,900)

Common stock cancelled         (39,000,000)      (3,900)        3,900

Net loss for year
 ended June 30, 2007                                                          (5,000)         (5,000)
                               -----------      -------      --------      ---------        --------
Balance, June 30, 2007          10,917,780        1,092       122,688       (136,386)        (12,606)

Common stock issued                     --
Net loss for year
 ended June 30, 2008                                                              --              --
                               -----------      -------      --------      ---------        --------
Balance, June 30, 2008          10,917,780        1,092       122,688       (136,386)        (12,606)

Common stock issued                     --
1 for 20 reverse split         (10,371,891)      (1,037)        1,037

Net loss for quarter
 Ended Marxh 31, 2009                                                             --              --
                               -----------      -------      --------      ---------        --------

Balance, March 31, 2009            545,889      $    55      $123,725      $(136,386)       $(12,606)
                               ===========      =======      ========      =========        ========


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                         From Inception
                                                                                                         October 2, 1998
                                                  Nine Months Ended                Years Ended               through
                                                       March 31,                     June 30,               March 31,
                                                2009            2008          2008             2007           2009
                                             ---------        ---------     ---------        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                          $      --        $      --     $      --        $  (5,000)     $(136,386)
                                             ---------        ---------     ---------        ---------      ---------
Adjustments to reconcile net income (loss)
 to net cash (used in) operations                   --               --            --               --             --
                                             ---------        ---------     ---------        ---------      ---------
NET CASH PROVIDED BY (USED IN) OPERATIONS           --               --            --           (5,000)      (136,386)
                                             ---------        ---------     ---------        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES           --               --            --               --             --
                                             ---------        ---------     ---------        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from officer/shareholder                     --               --            --            5,000        (42,384)
  Loan from related party                           --               --            --               --         54,990
  Common stock issuance                             --               --            --               --        123,780
                                             ---------        ---------     ---------        ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES           --               --            --               --        136,386
                                             ---------        ---------     ---------        ---------      ---------
NET INCREASE (DECREASE)                             --               --            --               --             --
                                             ---------        ---------     ---------        ---------      ---------
CASH BEGINNING OF PERIOD                            --               --            --               --             --
                                             ---------        ---------     ---------        ---------      ---------

CASH END OF PERIOD                           $      --        $      --     $      --        $      --      $      --
                                             =========        =========     =========        =========      =========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Interest paid                              $      --        $      --     $      --        $      --      $      --
                                             ---------        ---------     ---------        ---------      ---------
  Income taxes paid                          $      --        $      --     $      --        $      --      $     260
                                             ---------        ---------     ---------        ---------      ---------


                        See Notes to Financial Statements

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
               March 31, 2009 and 2008 and June 30, 2008 and 2007


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

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial and income tax purposes. There is no income tax for the periods ended March 31, 2009 or 2008 or June 30, 2008 or 2007. The Company has net operating loss carry forward from prior years that may be used to reduce future taxable income for income tax purposes.

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

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
               March 31, 2009 and 2008 and June 30, 2008 and 2007


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

Effective August 7, 2008 the Company reverse split its issued and outstanding common stock on the basis of one new share for each twenty old shares. Thus, as of March 31, 2009 there were 545,889 shares of common stock issued and outstanding and no preferred stock was outstanding.

NOTE 3 - EARNINGS PER SHARE

There were no earnings and losses for the quarters ended March 31, 2009 and 2008. There was a loss of $5,000 during the year ended June 30, 2007. Therefore earnings (losses) per share for each of the quarters reported herein was $0.00, and losses for the years ended June 30, 2008 and 2007 were $0.00 and approximately $(0.00045) per share, respectively.

                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
               March 31, 2009 and 2008 and June 30, 2008 and 2007


For the quarters ended March 31, 2009 and 2008 and the years ended June 30, 2008 and 2007, and for the period October 2, 1998 (inception) to March 31, 2009 there were no shares issuable under stock options, warrants, or rights. Therefore, diluted earnings per share were the same as basic earnings per share at all times.

NOTE 4 - INCOME TAXES

At June 30, 2007, the Company has a net operating loss carry forward for tax purposes of approximately $136,386 which expires through the year 2018. The Internal Revenue Code contains provisions which may limit the loss carry forward available if significant changes in stockholder ownership of the Company occur.

There were no provisions for income taxes for the years ended June 30, 2008 and 2007 or for the quarters ended March 31, 2009 and 2008.

NOTE 5 - RELATED PARTY TRANSACTIONS

LOANS PAYABLE

Between October 2, 1998 (Inception) and December 31, 2003 certain officers and shareholders made a number of non-interest bearing loans to the Company totaling $54,990 and received principal repayments of those loans totaling $44,800. As of December 31, 2003, 2004, and 2005 one shareholder was owed the principal sum of $10,190. On February 6, 2006 that shareholder was repaid $2,585 of the sum owing to him. In May that shareholder loaned an additional $4,000 to the Company and another party loaned $1,000 to the Company. As a result, there was a liability of $12,606 owed to two note holders as of March 31, 2009. These notes are convertible into common stock at the rate of one share of common stock per $0.001 of loan principal. Thus they are convertible into a total of 12,606,000 shares of common stock.

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

NOTE 7 - SUBSEQUENT EVENT

There is no subsequent event to disclose since the end of the third quarter on March 31, 2009.

NOTE 8 - COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the years ended June 30, 2008 and 2007 or the quarters ended March 31, 2009 and 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

COMPANY HISTORY AND PLAN OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has no current operating history and does not have any revenues or earnings from operations. As of March 31, 2009, the Company had no assets and liabilities of $12,606 and it had an accumulated deficit of $136,386. Moreover, the Company has had no revenues from inception through March 31, 2009. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business. We expect these continued operating losses to be small since the Company has no operations or employees.

     We are dependent upon our officers to meet any de minimis costs that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS

     The Company is still in its development stage and has no revenues to date. It did not incur any operating expenses during the nine month periods ended March 31, 2009 or 2008. Its only activities during these periods was the search for a merger or acquisition partner conducted by its president. The search was conducted through occasional meetings and phone calls which did not involve any expense to the Company. Our net loss since inception through March 31, 2009 was $136,386. Most of this loss was incurred in 1998, 1999, and 2000. While the company has no cash to meet expenses, our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

GOING CONCERN

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 1A - RISK FACTORS

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

ITEM 6 - EXHIBITS

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

Date: May 11, 2009               ARKSON NUTRACEUTICALS, INC.


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