Form 10-K
period 2009-06-30
Arkson Neutraceuticals Corp.
filed 2009-09-04
CIK 1389413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-K

                            ------------------------

 (Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                         For the fiscal year ended JUNE 30, 2009

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                 For the transition period from _____ to _______

                       Commission file number: 333-103780
                       ----------------------------------

                          ARKSON NEUTRACEUTICALS CORP.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

              Delaware                                        51-0383940
   -------------------------------                        --------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

               27 Chicora Ave                                    M5R 1T7
            Toronto Ontario, Canada
    ----------------------------------------                    ----------
    (Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number: (416) 928-3095

       Securities Registered Under Section 12(b) of the Exchange Act: None

         Securities Registered Under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)



Indicate by check mark if the registrant is a well-known seasoned issuer as
defined in Rule 405 of the Securities Act. Yes       No |X|

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes       No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer                       Accelerated filer

    Non-accelerated  (Do not check if a smaller   Smaller reporting company |X|
    reporting company)filer

Indicate by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Act). Yes |X|    No

The Company's stock is traded on the OTC-BB. As of June 30, 2009, there were 152,889 shares of stock held by non-affiliates. As of June 30, 2009, 645,889 shares of the common stock of the registrant were outstanding.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings.

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

The Company has been seeking, and will continue to seek, potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Its principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status of having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and a resultant change in control of the Company.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of, or merger with, an operating business opportunity, that business opportunity must provide Form 10 level disclosure in a Form 8-K including audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without substantial time and expense.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will in fact be able to carry on future business activities successfully. If the Company needs cash over the ensuing 12 months in order to carry out its business activities, the Company believes that it will be able to borrow sufficient cash from its stockholders in order to satisfy any such immediate requirements. For this reason, the Company does not presently anticipate having to raise any additional funds within the next 12 months or longer. In spite of being able to meet cash needs that are currently anticipated, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property at all, let alone one that will be of material value or benefit to the Company. There can also be no assurance that the Company's cash needs can be indefinitely met by cash advances from a stockholder or anyone else associated with the Company.

As stated elsewhere herein, management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Use of Form S-8 and Form 8-K by Shell Companies

Effective August 22, 2005, the Commission adopted a series of rules and rule amendments designed to deter fraud and abuse through the use of reporting shell companies. The most significant rule changes were as follows: (i) shell companies are prohibited from using Form S-8 to register offerings of securities during the period a company is defined as a shell company and for 60 days thereafter; and (ii) upon completion of a transaction whereby a company ceases to be a shell company, the company must file Form 10 level disclosure in a Form 8-K within four business days after completing the transaction. The changes to the Form 8-K rules may limit the number of business opportunities that would be interested in completing a transaction with the Company.

Sources of Business Opportunities and Risks Associated Therewith

Management of the Company intends to use various resources in the search for potential business opportunities including, but not limited to, the Company's officer and director, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, persons that will accept their compensation only after the Company has finalized a successful acquisition or merger.

If the Company elects to engage an independent consultant, it intends to look only to consultants that have experience in working with small public companies in search of an appropriate business opportunity. Also, the consultant will more than likely have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business combinations. Further, the Company would prefer to engage a consultant that will provide services for only nominal up-front consideration and who would be willing to be fully compensated at the close of a business combination or acquisition.

The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of existence and development. A potential venture might need additional capital or merely desire to have its shares publicly traded. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation.

Evaluation and Risks Associated Therewith

Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. As stated in the previous section, management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete an exhaustive investigation of any particular opportunity.

In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

No assurance can be made following consummation of any acquisition or merger that the business venture acquired or targeted will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities made available to the Company may involve, among other things, new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger and Risks Associated Therewith

The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company, on the one hand, and the respective needs and desires of those in control of the opportunity, on the other, and, the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization. Whatever form any business transaction ultimately takes, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

Because of the Company's current situation, having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company. Most likely, the owners of the business opportunity will acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

Need for Additional Capital or Financing and Risks Associated Therewith

Management does not presently intend to borrow funds to compensate any persons, consultants, promoters or affiliates in relation to the consummation of a potential merger or acquisition. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. These possible private sales would more than likely have to be to persons known by the director or other shareholders of the Company or to venture capitalists that would be willing to accept the substantial risks associated with investing in a company with limited history, no current operations and nominal capital.

It is unlikely that the Company could make a public offering of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds or financing, if necessary, on the best available terms. However, there can be no assurance that the Company will be able to obtain additional funding or financing when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. Although not presently anticipated, a possibility exists that the Company would offer and sell additional securities to its existing shareholders or their affiliates or possibly even "accredited investors."

Possible Sales of Shares by Certain Shareholders or Insiders

In the case of a future acquisition or merger, there exists a possibility that a condition of such transaction might include the sale of shares presently held by officers, directors, their affiliates, if any, or other insiders of the Company to parties affiliated with or designated by the potential business opportunity. If any such situation does arise, management is obligated to follow the Company's Certificate of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers, directors and other insiders, if any, of their shares, it is unlikely that similar terms and conditions would be offered to all other shareholders of the Company or that the shareholders would be given the opportunity to approve such a transaction.

Finder's, Agent's or Broker's Fees

In the event of a successful acquisition or merger, a finder's, agent's or broker's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of any such fee, although it is likely that an appropriate fee will be based upon negotiations by and among the Company, the appropriate business opportunity, and the finder or broker. Though possible, it is unlikely that a finder's or agent's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. If such a fee were paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to the Company or to violate the doctrine of usurpation of a corporate opportunity. Further, in the unlikely event that a finder's or agent's fee was paid to an affiliate, the Company would likely, though not necessarily, have such an arrangement ratified by the shareholders in an appropriate manner. It should also be noted that finder's, agent's or broker's fees in the types of situations involved here are frequently substantial and no assurance can be made that any such fee would not be substantial or not entail the issuance of several million common capital shares.

Potential Conflicts of Interest

Presently, it is believed to be highly unlikely that the Company will acquire or merge with a business opportunity in which the Company's management, affiliates or promoters, if any, have an ownership interest. Any possible related party transaction of this type would likely have to be ratified by a disinterested Board of Directors and possibly, by the shareholders. Whatever would happen, the Company intends do whatever it believes is necessary to fully and completely comply with Delaware corporate law. Management does not anticipate that the Company will acquire or merge with any related entity or person.

Rights and Participation of Shareholders

It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner.

The Board of Directors will have the discretion to consummate an acquisition or merger by written consent if it is determined to be in the best interests of the Company to do so. Regardless of whether an action to acquire or merge is ratified by calling and holding a formal shareholders' meeting or by written consent, the Company intends to provide its shareholders with complete disclosure documentation concerning a potential target business opportunity, including appropriate audited financial statements of the target to the extent the same can be made available at the time. It is anticipated that all of such information will be disseminated to the shareholders either by a proxy statement prepared in accordance with Schedule 14A promulgated under the Exchange Act in the event that a shareholders' meeting is called and held, or by subsequent information statement prepared in accordance with Schedule 14C promulgated under the Exchange Act in the event the corporate action is approved by the written consent of a majority.

Within four business days after completing a merger or acquisition transaction where the Company ceases to be a shell company, the Company must file a Form 8-K that provides Form 10 level disclosure.

Competition

The Company is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's current lack of funds and capital resources, it may be difficult to successfully compete with these other companies.

Employees

As of the date hereof, the Company does not have any full time employees and has no plans for retaining full time employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

The Company is currently using as its principal place of business the business office of its principal shareholder, David Roff, located in Toronto, Ontario. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

Industry Segments

No information is presented regarding industry segments. The Company is presently seeking a potential acquisition of or merger with a yet known and yet-to-be-identified business opportunity.

ITEM 2. DESCRIPTION OF PROPERTIES

Administrative operations are conducted from the offices of David Roff, President, at 27 Chicora Ave, Toronto, Ontario, M5R 1T7. We expect to operate for as long as possible from these offices to minimize operating expenses. We do not currently pay rent for these offices and do not anticipate paying rent to Mr. Roff for any such offices in the future. Our operations do not currently require office to meet our objectives, and therefore administration from these offices is sufficient. At some point in the future, as may be necessary to implement and carry out our plans, we may require additional office space requiring rental expense, but we do not anticipate any such need during the next six to twelve months. We will however, incur common office operating expenses such as telephone, office supplies, postage, etc.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER

(a) Market Price Information

The Registrant's common stock is quoted from time to time on the OTC-BB under the symbol AKSN. As of July 15, 2009, there were approximately 200 registered holders of record of the Company's Common Stock (this excludes shareholders whose stock is held by a nominee or in "street name," because a nominee or street name holder is counted as one registered shareholder even if a nominee is holding stock for many shareholders). The Company believes that it has approximately 200 shareholders when including those whose shares are held in street name.

On June 30, 2009, there were 645,889 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

                                             High          Low
                                             ----          ---
YEAR ENDED JUNE 30, 2009
  Quarter ended June 30,                    $3.00         $3.00
  Quarter ended March 31,                    3.00          3.00
  Quarter ended December 31,                 3.00          0.30
  Quarter ended September 30,                0.30          0.30


YEAR ENDED JUNE 30, 2008
  Quarter ended June 30,                    $0.15         $0.001
  Quarter ended March 31,                    0.15          0.001
  Quarter ended December 31,                 2.00          0.001
  Quarter ended September 30,                0.15          0.001

Recent Sales of Unregistered Securities

The company issued 100,000 common shares in the fourth quarter to Robert Audon for services provided.

Equity Compensation Plans

We have no equity compensation plans at June 30, 2009.

ITEM 6. SELECTED FINANCIAL DATA

Not required for small business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE YEAR ENDED JUNE 30, 2009 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-K

OVERVIEW

Arkson Neutraceuticals was incorporated on October 2, 1998 under the laws of the State of Delaware. The Company intended to engage in the manufacture and sale of a broad range of proprietary natural health food supplement products. By June 2001 virtually all funds raised by the sale of shares had been expended, and the Company thereafter became dormant. The Company is now considered a "shell company" as it has no or nominal operations.

The Company has been seeking, and will continue to seek, potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status of having only nominal assets in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and a resultant change in control of the Company.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of, or merger with, an operating business opportunity, that business opportunity must provide Form 10 level disclosure in a Form 8-K including audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without substantial time and expense.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will in fact be able to carry on future business activities successfully. If the Company needs cash over the ensuing 12 months in order to carry out its business activities, the Company believes that it will be able to borrow sufficient cash from its stockholders in order to satisfy any such immediate requirements. For this reason, the Company does not presently anticipate having to raise any additional funds within the next 12 months or longer. In spite of being able to meet cash needs that are currently anticipated, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property at all, let alone one that will be of material value or benefit to the Company. There can also be no assurance that the Company's cash needs can be indefinitely met by cash advances from a stockholder or anyone else associated with the Company.

As stated elsewhere herein, management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Results of Operations

REVENUE: We have generated no revenues from our continuing operations for the years ended June 30, 2009 and 2008.

COMMON SHARES: During the year end June 30, 2009 we issued 100,000 shares to related parties for the reduction of amounts owed to them or for their services

No other shares, warrants or options were issued in the most recent fiscal year.

EXPENSES

SUMMARY

GENERAL AND ADMINISTRATIVE: Arkson spent $100 general and administrative costs in the year ended June 30, 2009 while $0 in such costs were incurred in the year ended June 30, 2008.

The Company incurred a net loss of $100 in 2009 and $0 in 2008 from discontinued operations.

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

At June 30, 2009, we had no assets and had liabilities of $12,706.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2009 we did not have any contractual obligations.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in the notes to our financial statements included elsewhere in this annual report.

ITEM 8. FINANCIAL STATEMENTS

                           ARKSON NUTRACEUTICALS CORP.
                         (A Developmental Stage Company)
                          Index to Financial Statements


                                                                           Page
                                                                          ------

Report of Independent Registered Public Accounting Firm..............      F-2

Balance Sheets at June 30, 2009 and 2008.............................      F-3

Statements of Operations for the years ended June 30,
  2009 and 2008 and from Oct 2, 1998 (inception) through
  June 30, 2009......................................................      F-4

Statements of Comprehensive Income (Loss) for the years
  ended June 30, 2009 and 2008 and from Oct 2, 1998
  (inception) through June 30, 2009..................................      F-5


Statement of Changes in Shareholders' Equity (Deficit)
  from Oct 2, 1998, (inception) through June 30, 2009................      F-6

Statements of Cash Flows for the years ended June 30,
  2009 and 2008 and from Oct 2, 1998 (inception) through
  June 30, 2009......................................................      F-7

Notes to Financial Statements........................................      F-8

                               Stan J.H. Lee, CPA
               2160 North Central Rd. Suite 203 Fort Lee NJ 07024
                      P.O. Box 436402 San Ysidro CA 92143
             619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com




            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


To the Board of Directors
Arkson Nutraceuticals Corp.

We have audited the accompanying balance sheets of Arkson Nutraceuticals Corp. as of June 30, 2009 and the related statements of operations, changes in shareholders' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arkson Nutraceuticals Corp. as of June 30, 2009, and the results of their operations and its cash flows for the fiscal year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company's results of operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stan J.H. Lee
------------------
Stan J.H. Lee, CPA



August 30, 2009
Fort Lee, NJ 07024


         Registered with the Public Company Accounting Oversight Board
                      Member of New Jersey Society of CPAs

                           ARKSON NUTRACEUTICALS CORP.
                         (A Developmental Stage Company)
                                 Balance Sheets


                                                               June 30
                                                         2009           2008
                                                      -----------   ------------
                        Assets
Cash                                                  $        --   $        --
                                                      -----------   ------------
      Total current assets                                     --            --
                                                      -----------   ------------

      Total assets                                    $        --   $        --
                                                      ===========   ============

      Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
  Notes payable - related party                            11,606        11,606
  Note payable                                              1,000         1,000
                                                      -----------   ------------
      Total current Liabilities                            12,606        12,606

      Total liabilities                                    12,606        12,606
                                                      -----------   ------------

Shareholders' equity (deficit):
  Preferred stock, $.001 par value, 50,000,000
    shares authorized, none issued or outstanding              --            --
  Common stock, $.001 par value; 200,000,000 shares
    authorized, 645,889 and 545,889 shares issued
    and outstanding respectively                              155            55
  Additional paid-in capital                              123,725       123,725
  Retained earnings                                            --            --
  Deficit accumulated during development stage           (136,486)     (136,386)
                                                      -----------   ------------

      Total shareholders' equity (deficit)                (12,606)      (12,606)

                                                      $        --   $        --
                                                      ===========   ============


   The accompanying notes are an integral part of these financial statements.

                           ARKSON NUTRACEUTICALS CORP.
                         (A Developmental Stage Company)
                            Statements of Operations


                                                                     October 2,
                                                                        1998
                                                                     (Inception)
                                            For the Year Ended         Through
                                                June 30,               June 30
                                           2009           2008          2009
                                       ------------   -----------   ------------

Revenue                                           -             -             -
                                       ------------   -----------   ------------

Operating expenses:

  Advertising                                                             2,198
  Bank Charges and Expense                                                1,102
  Dues, subscription and membership                                       1,005
  Miscellaneous expenses                        100                         152
  Office expense                                                          1,416
  Profesional expense                                                    87,148
  Rent                                                                   27,796
  Travel and entertainment                                               15,893
                                       ------------   -----------   ------------

      Total operating expenses         $        100   $        --   $   136,710
                                       ------------   -----------   ------------


  Operating income (Loss)                       100            --      (136,710)
                                       ------------   -----------   ------------

  Other income (Expense)                         --            --           290
  Interest Income                                --            --           194
                                       ------------   -----------   ------------
  Other income                                   --            --           484

  Income tax
  Current income tax                             --            --          (260)
  Income tax benefit                             --            --            --
                                       ------------   -----------   ------------

      Net income (Loss)                        (100)           --      (136,486)
                                       ============   ===========   ============


Basic and diluted loss per share       $         --   $        --
                                       ============   ===========

Basic and diluted weighted average
  common shares outstanding                 645,889       545,889
                                       ============   ===========


   The accompanying notes are an integral part of these financial statements.

                           ARKSON NUTRACEUTICALS CORP.
                         (A Developmental Stage Company)
                    Statements of Comprehensive Income (Loss)


                                                                     October 2,
                                                                        1998
                                                                     (Inception)
                                            For the Year Ended         Through
                                                June 30,               June 30
                                           2009           2008          2009
                                       ------------   -----------   ------------

Loss for the Year                      $         --   $        --   $  (136,486)

Other Comprehensive Income (Loss)
  Foreign currency translation
    adjustments                                  --            --            --
                                       ------------   -----------   ------------

Comprehensive Loss                     $         --   $        --   $  (136,486)
                                       ------------   -----------   ------------



   The accompanying notes are an integral part of these financial statements.

                                          ARKSON NUTRACEUTICALS CORP.
                                        (A Developmental Stage Company)
                                  Statement of Changes in Stockholders' Equity


                                                                     Additional                       Total
                                              Common Stock            Paid-In       Accumulated   Stockholders'
                                          Shares       Par Value      Capital        Deficit         Equity
                                       ------------   -----------   ------------   ------------   ------------
Common stock issued for services            462,500   $        46   $        (45)  $          0   $          0
Common stock issued for cash at $.01         30,000             1          5,999                         6,000
Common stock issued for cash at $.05         50,000             4         49,996                        50,000
Net loss for year Ended Dec. 31, 1998                                                   (37,878)       (37,878)
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 1998                      542,500            50         55,950        (37,878)        18,122

Common stock issued for cash at $1.00           800             0         16,000                        16,000
Net loss for year ended Dec. 31, 1999                                                   (25,424)       (25,424)
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 1999                      543,300            50         71,950        (63,302)         8,689

Common stock issued for services                 89             0          1,780                         1,780
Common stock issued for cash at $1.00         2,500             5         49,995                        50,000
Net loss for year ended Dec. 31, 2000                                                   (48,070)       (48,070)
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 2000                      545,889            55        123,725       (111,372)        12,408

Net loss for year ended Dec. 31, 2001                                                   (11,395)       (11,395)
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 2001                      545,889            55        123,725       (122,768)         1,012

Net loss for year ended Dec. 31, 2002                                                    (8,453)        (8,453)
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 2002                      545,889            55        123,725       (131,221)        (7,441)

Net loss for year ended Dec. 31, 2003                                                      (165)          (165)
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 2003                      545,889            55        123,725       (131,386)        (7,606)

Net loss for year ended Dec. 31, 2004                                                                       --
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 2004                      545,889            55        123,725       (131,386)        (7,606)

Net loss for year ended Dec. 31, 2005                                                                       --
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 2005                      545,889            55        123,725       (122,768)        (7,606)

Net loss for year ended Dec. 31, 2006                                                                       --
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 2006                      545,889            55        123,725       (131,386)        (7,606)

Common stock issued for services         39,000,000         3,900         (3,900)
Common stock cancelled                  (39,000,000)       (3,900)         3,900
Net loss for year ended June 30, 2007                                                    (5,000)        (5,000)
                                       ------------   -----------   ------------   ------------   ------------
Balance at June 30, 2007                    545,889            55        123,725       (136,386)       (12,606)

Common stock issued for services                 --            --             --
Net loss for the year ended June 30,
2008                                                                                         --             --
                                       ------------   -----------   ------------   ------------   ------------
Balance at June 30, 2008                    545,889            55        123,725       (136,386)       (12,606)

Common stock issued                         100,000           100                                          100
Net loss for the year ended June 30,
2009                                                                                       (100)          (100)
                                       ------------   -----------   ------------   ------------   ------------
Balance at June 30, 2009                    645,889           155        123,725       (136,486)       (12,606)
                                       ------------   -----------   ------------   ------------   ------------

All of the above per share amounts have been  restated from  inception for the 1 for 20 reverse stock split.

                   The accompanying notes are an integral part of these financial statements.

                           ARKSON NUTRACEUTICALS CORP.
                         (A Developmental Stage Company)
                            Statements of Cash Flows

                                                                     October 2,
                                                                        1998
                                                                     (Inception)
                                            For the Year Ended         Through
                                                June 30,               June 30
                                           2009           2008          2009
                                       ------------   -----------   ------------

Cash flows from operating activities:
  Net loss                             $       (100)  $        --   $  (136,486)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
                                       ------------   -----------   ------------
      Net cash provided by (used in)
      operations                               (100)           --      (136,486)

Cash flows from (used in) investing
  activities:
                                       ------------   -----------   ------------
      Net cash used in investing
      activities                                 --            --             --
                                       ------------   -----------   ------------

Cash flows from financing activities:
  Loan from officer/shareholder                  --            --       (42,384)
  Loan from related party                        --            --        54,990
  Issuance of common stock                      100            --       123,880
                                       ------------   -----------   ------------
      Net cash provided by financing
      activities                                100            --       136,486
                                       ------------   -----------   ------------

      Net change in cash                         --            --            --

Cash, beginning of period                        --            --            --
                                       ------------   -----------   ------------

Cash, end of period                    $         --   $        --   $        --
                                       ============   ===========   ============

Supplemental disclosure of cash
flow information:
  Interest paid                        $         --   $        --   $         0
                                       ============   ===========   ============
  Income taxes paid                    $         --   $        --   $       260
                                       ============   ===========   ============




   The accompanying notes are an integral part of these financial statements.

                              NUTRACEUTICALS CORP.
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                             June 30, 2009 and 2008



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

NEW ACCOUNTING PRONOUNCEMENTS - IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flows.

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

On August 6, 2008 the Company completed a 1 for 20 reverse stock split. After the reverse stock split the company had 545,889 common shares outstanding. The company issued 100,000 common shares to Robert Auduon in the fourth quarter of 2009. The Company currently has 645,889 common shares outstanding as of June 30, 2009 and 545,889, June 30, 2008.

PREFERRED STOCK

The company is authorized to issued fifty million (50,000,000) shares of preferred stock at $0.001 par value. There are no shares of preferred stock issued or outstanding as of June 30, 2009 or 2008.

NOTE 3 - NOTES

                                                                      June 30,
                                                                        2009
                                                                    ------------
Notes payable to an officer and shareholder

Notes payable, originally at 10 % interest per annum
and all accrued interest to date forgiven, agreement
date - May 26, 2007, maturity date - November 26, 2007              $     5,000

Notes payable, originally at 10 % interest per annum
and all accrued interest to date forgiven, agreement
date - September 29, 2007, maturity date - March 29, 2008                 6,606

Notes payable, originally at 10 % interest per annum
and all accrued interest to date forgiven, agreement
date - September 11, 2005, maturity date - March 11, 2006           $     1,000
                                                                    ------------
                                                                    $    12,606
                                                                    ============

All notes provides default clause under which the note holder can demand immediate payment with interest on default and option to convert at a price of $
0.001 per share equivalent of the amount owning at the time of conversion. As of the date of financial statement, note holder has not demanded payment or exercised on the conversion option. Note holder has also forgiven the interest accrued to date.

NOTE 4 - EARNINGS PER SHARE

The computations of earnings per share for the years ended June 30, 2009 and 2008 were as follows:

                                                          Year Ended June 30,
                                                          2009          2008
                                                      -----------   ------------
Loss per common share, basic

Numerator
  Net Loss                                            $     (100)   $        (0)
  Denominator
  Weighted-average shares                                 645,889       545,889
  Loss per common share                               $     (0.00)  $     (0.00)

For the years ended June 30, 2009 and 2008, there were 12,606,000 shares issuable based on the terms of convertible notes for $12,606 due to an officer of the Company. Therefore, diluted earnings (loss) per share for the year ended June 30, 2009 were approximately $(0.00) per share. For the year ended June 30, 2008 diluted earnings (loss) were $0 per share.

NOTE 5 - INCOME TAXES

At June 30, 2009, the Company has a net operating loss carryforward for tax purposes of approximately $136,486 which expires through the year 2019. The Internal Revenue Code contains provisions which may limit the loss carryforward available if significant changes in stockholder ownership of the Company occur.

There was no income and no provisions for income taxes for the years ended June 30, 2009 and 2008.

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

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue. The Company has had no operating revenue since inception and has currently no operating business.

The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENT

None

NOTE 9 - COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the years ended June 30, 2009 and 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9-A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer, who is its principal executive officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K, were effective.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 and concluded that the disclosure controls and procedures were effective

(b) Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.

Based on its evaluation, our management concluded that there is no material weakness in our internal control over financial reporting.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

The Company's accounting staff and therefore the sole person responsible for internal controls changed in the forth quarter of 2009. There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9-B. OTHER INFORMATION

None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH
SECTION 16(A)

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

     Name          Position Held with          Age         Date First
                    the Corporation                        Elected / Appointed
==============    ========================  =========    =======================
David Roff        President, Secretary,        38                 2009
                  Treasurer and Director
--------------   -------------------------  ---------    -----------------------

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. David Roff is the co-president of, Brave Consulting, a private consulting and investment corporation and has held this position since 2001. Mr. Roff has extensive experience working with small cap public companies for ten years. Prior to that, Mr. Roff was a management consultant for Coopers & Lybrand Consulting where he advised large financial institutions, investment fund complexes and other organizations on technology and internal control strategies. He was the former President and Sole Director of Deep Well from September 10, 2003 until February 6, 2004. Mr. Roff is on the board of Directors of Deep Well Oil & Gas, (DWOG-PK) and Hudson's Grill International (HGII-PK). Mr. Roff is a Chartered Accountant with a B.A. degree from the University of Western Ontario.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

         1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

         3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Arkson does not have any committees of the board of directors at this time. The board of directors does not have a nominations committee because there is one director and shareholder suggestions would be known to the entire board. As such, the board of directors believes there will be sufficient communication by shareholders with the board about matters and nominees to be brought to its attention.

Audit Committee

Arkson's sole director functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; and (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters. Accordingly, the board of directors believes that its director has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have. David Roff has been designated as our qualified financial expert

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we are not a member of any exchange that would require such a code.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following: (n/a).

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer, during the fiscal year ended December 31, 2008. None of the officer receives compensation in excess of $100,000 per year.

                                                              Long-Term
                                Annual Compensation     Compensation Awards
Name and               Fiscal                         Stock Options   All Other
Principal Position      Year    Salary      Bonus       Granted     Compensation
--------------------------------------------------------------------------------
David Roff              2009      $0          --           --            --
President
Robert Auduon           2009      $0          --           --            $0
President               2008      $0          --           --            $0
Agatha Auduon           2009      $0          --           --            $0
CFO                     2008      $0          --           --            $0

Stock Option Grants

No stock options were granted during the fiscal year ended June 30, 2009 or June 30, 2008.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of June 30, 2009.

Fiscal Year-End Option Values(1)

                                                                          Value of
              Shares         Value          Number of Shares             Unexercised
             Acquired       Realized     Underlying Unexercised          In-the-Money
               upon          From            Options at                   Options at
             Exercise       Exercise      December 31, 2008           December 31,  2008
Name         of Options    Of Options  Exercisable  Unexercisable  Exercisable  Unexercisable
---------------------------------------------------------------------------------------------
David Roff     --            --              --             --      $       --  $          --

Stock Option Plan

The company has no stock option plan.

Compensation of Directors

The Company does not pay any compensation to directors.

Director Compensation

                                                            Nonqualified
            Fees earned                      Non-equity      deferred
            or paid in    Stock    Option   incentive plan  compensation    All other
               cash       awards   awards    compensation     earnings    compensation     Total
Name           ($)         ($)        ($)        ($)            ($)           ($)           ($)
David Roff     $0           --        --         ---            ---           ---            $0

Employment Agreements

We have no employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July , 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

================================================================================
                                 Amount and Nature
  Name and Address of             of Beneficial         Percentage of Class(1)
  Beneficial Owner                  Ownership
================================================================================
David Roff                         325,000 Direct               50.03%
================================================================================
Robert Auduon                       39,730                       6.15%
================================================================================
Agatha Auduon                       68,000                      10.53%
================================================================================
David Lo                           100,000                      15.48%
================================================================================
Directors and Officers             325,000 Direct               50.03%
(as a group)
================================================================================

         (1) Based on 645,889 shares outstanding as of February 15, 2009 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Stan J.H. Lee for the audit of the Company's financial statements as of the year end June 30, 2009 and June 30, 2008 and fees billed for other services rendered by Stan J. H. Lee during those periods.

                                                            Years Ended
                                                         2009           2008
                                                      -----------   ------------

Audit Fees                                            $     5,000   $     5,000
Audit Related Fees                                    $         -   $         -
Tax Fees                                              $         -   $         -
All other Fees                                        $         -   $         -

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included suchdocument.

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

   31.2 Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   14C        Incorporated by reference. Filed July 16, 2008. (File # 08955524)

b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

On June 3rd 2009 the registrant filed a report on Form 8-K section 5.01 and 5.02 announcing the appointment of David Roff as the new officer and director of the company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Dated: September 4, 2009                   /s/ David Roff
                                           ---------------------------
                                           David Roff
                                           CEO, CFO and Director
                                           (Principal Executive Officer)

--------------------------------------------------------------------------------