Form 10-Q
period 2009-09-30
Arkson Neutraceuticals Corp.
filed 2009-10-20
CIK 1389413

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

                            ------------------------

 (Mark One)
[ X ] QUARTERYLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                        For the quarter ended September 30, 2009

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                 For the transition period from _____ to _______

                       Commission file number: 333-103780
                       ----------------------------------

                          ARKSON NEUTRACEUTICALS CORP.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

           Delaware                                           51-0383940
----------------------------------------               -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

         27 Chicora Ave                                          M5R 1T7
       Toronto Ontario, Canada
-----------------------------------------              -------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-Q.

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

   Large accelerated filer                       Accelerated filer

   Non-accelerated  (Do not check if a smaller   Smaller reporting company |X|
   reporting company)filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes |X| No

The Company's stock is traded on the OTC-BB. As of June 30, 2009, there were 152,889 shares of stock held by non-affiliates. As of September 30, 2009, 645,889 shares of the common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                          ARKSON NEUTRACEUTICALS CORP.
                          Consolidated Balance Sheets

                                                 September 30,      June 30,
                                                     2009            2009
                                                  (unaudited)       (audited)
                                                --------------   ---------------
                   Assets

Cash                                            $            -   $            -
                                                --------------   ---------------
    Total current assets                                     -                -
                                                --------------   ---------------

    Total assets                                $            -   $            -
                                                ==============   ===============

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts Payable                              $          144   $            -
  Note payable - related party                          15,522           12,606
                                                --------------   ---------------
    Total current liabilities                           15,666           12,606
                                                ==============   ===============


Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.001 par value,
    50,000,000 shares authorized, none
    issued or outstanding                                    -                -
  Common stock, $.001 par value;
    200,000,000 shares authorized,
    authorized, 645,889 shares issued and
    outstanding respectively                               155              155
  Additional paid-in capital                           123,725          123,725
  Retained earnings                                          -                -
  Deficit accumulated during development stage        (139,546)        (136,486)
                                                --------------   ---------------

    Total stockholders' equity (deficit)               (15,666)         (12,606)
                                                --------------   ---------------

    Total liabilities and stockholders'
    equity (deficit)                            $            -   $            -
                                                ==============   ===============






The accompanying notes are an integral part of these financial statements.

                                   ARKSON NEUTRACEUTICALS CORP.
                               Consolidated Statements of Operations
                                           (unaudited)

                                                                                     October 2,
                                                                                       1998
                                                                                    (Inception)
                                                   Three-Months Period Ended          Through
                                                         September 30,             September 30,
                                                    2009               2008             2009
                                                --------------   ---------------   --------------
Revenue                                                      -                 -               -
                                                --------------   ---------------   --------------

Operating expenses:

   Advertising                                               -                 -           2,198
   Bank Charges and Expense                                  -                 -           1,102
   Dues, subscription and membership                         -                 -           1,005
   Miscellaneous expenses                                  560                 -             712
   Office expense                                            -                 -           1,416
   Profesional expense                                   2,500                 -          89,648
   Rent                                                      -                 -          27,796
   Travel and entertainment                                  -                 -          15,893
                                                --------------   ---------------   --------------

Total operating expenses                        $        3,060   $             -   $     139,770
                                                --------------   ---------------   --------------


      Operating income (Loss)                            3,060                 -        (139,770)
                                                --------------   ---------------   --------------

      Other income (Expense)                                 -                 -             290
      Interest Income                                        -                 -             194
                                                --------------   ---------------   --------------
      Other income                                           -                 -             484

      Income tax
      Current income tax                                     -                 -            (260)
      Income tax benefit                                     -                 -               -
                                                --------------   ---------------   --------------

   Net income (Loss)                                         -                 -        (139,546)
                                                ==============   ===============   ==============


Basic and diluted loss per share                $            -   $             -
                                                ==============   ===============

Basic and diluted weighted average
   common shares outstanding                           645,889           645,889
                                                ==============   ===============

Diluted weighted average common
  shares outstanding                                13,251,889        13,251,889




            The accompanying notes are an integral part of these financial statements.


                                   ARKSON NEUTRACEUTICALS CORP.
                               Consolidated Statements of Cash Flows
                                           (unaudited)

                                                                                     October 2,
                                                                                       1998
                                                                                    (Inception)
                                                      Three-Months Ended              Through
                                                         September 30,             September 30,
                                                    2009               2008             2009
                                                --------------   ---------------   --------------
Cash flows from operating activities:
   Net loss                                     $       (3,060)  $             -   $    (139,546)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Increase in Accounts Payable                         144                               144
                                                --------------   ---------------   --------------
         Net cash provided by (used in)
         operations                                     (2,916)                -        (139,402)

Cash flows from (used in) investing activities:
                                                --------------   ---------------   --------------
         Net cash used in
         investing activities                                -                 -               -
                                                --------------   ---------------   --------------

Cash flows from financing activities:
   Loan from officer/shareholder                         2,916                 -         (39,468)
   Loan from related party                                   -                 -          54,990
   Issuance of common stock                                  -                 -         123,880
                                                --------------   ---------------   --------------
         Net cash provided by
         financing activities                            2,916                 -         139,402
                                                --------------   ---------------   --------------

         Net change in cash                                  -                 -               -

Cash, beginning of period                                    -                 -               -
                                                --------------   ---------------   --------------

Cash, end of period                             $            -   $             -   $            -
                                                ==============   ===============   ==============

Supplemental disclosure of cash flow
 information:
   Interest paid                                $            -   $             -   $           0
                                                ==============   ===============   ==============
   Income taxes paid                            $            -   $             -   $         260
                                                ==============   ===============   ==============




            The accompanying notes are an integral part of these financial statements.


                           ARKSON NUTRACEUTICALS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2009 and 2008


NOTE 1- UNAUDITED INFORMATION

The consolidated balance sheet of Arkson Nutraceuticals Corp. (the "Company"), as of September 30, 2009, and the consolidated statements of operations for the three month period ended September 30, 2009 and 2008, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2009, and the results of operations for the three months ended September 30, 2009 and 2008.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's consolidated financial statements as filed on Form 10-K for the year ended June 30, 2009.

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

The Company issued 100,000 in May 2009. As of September 30, 2009 there were 645,889 shares of common stock issued and outstanding.

PREFERRED STOCK

The Company currently has 50,000,000 preferred shares authorized. As of September 30, 2009 there were no shares of preferred shares issued.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period. Common stock equivalents are excluded from the computation if such inclusion would have an anti-dilutive effect.

NOTE 4 - RELATED PARTY TRANSACTIONS

LOANS PAYABLE

A shareholder of the company has loaned the company $2,916. The loan is non interest bearing and has no term of repayment.

NOTE 5 - GOING CONCERN

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

NOTE 6 - SUBSEQUENT EVENT

Management has evaluated and disclosed subsequent events up to and including October 20, 2009 which is the date the statements were available for issuance.


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

COMPANY HISTORY AND PLAN OF OPERATION

Arkson Nutraceuticals, Corp. (the "Company") was incorporated on October 2, 1998 under the laws of the State of Delaware. The Company intended to engage in the manufacture and sale of a broad range of proprietary natural health food supplement products. The Company began to negotiate licenses with developers of natural health food supplements approximately one month after incorporation. The Company also entered negotiations with various wholesale buyers of such products and with finance organizations. No licenses or contracts were realized after approximately three years of efforts by the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has no current operating history and does not have any revenues or earnings from operations. As of September 30, 2009, the Company had no assets and liabilities of $15,666 and it had an accumulated deficit of $139,546. Moreover, the Company has had no revenues from inception through September 30, 2009. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business. We expect these continued operating losses to be small since the Company has no operations or employees. We are dependent upon our officers to meet any costs that may occur.

RESULTS OF OPERATIONS

The Company has no revenues to date. During the period ended September 30, 2009 the company incurred costs of $3,060. These costs were for audits and transfer agent services. Our net loss since inception through September 30, 2009 was $139,546.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

ITEM 1A - RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS,

CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company is common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

No.      Description
---      -----------

31.1 Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 20, 2009               ARKSON NEUTRACEUTICALS, INC.


                                     By: /s/ David Roff
                                       --------------------------
                                         David Roff
                                         President and Director

--------------------------------------------------------------------------------