Form 10-K/A
period 2009-06-30
Arkson Neutraceuticals Corp.
filed 2009-12-17
CIK 1389413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-K/A

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

EXPENSES

SUMMARY


GENERAL AND ADMINISTRATIVE: Arkson spent $2,600 general and administrative costs in the year ended June 30, 2009 while $2,500 in such costs were incurred in the year ended June 30, 2008.

The Company incurred a net loss of $2,600 in 2009 and $2,500 in 2008.


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


At June 30, 2009, we had no assets and had liabilities of $17,606.


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




            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


To the Board of Directors
Arkson Nutraceuticals Corp.

We have audited the accompanying balance sheets of Arkson Nutraceuticals Corp. as of June 30, 2009 and 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arkson Nutraceuticals Corp. as of June 30, 2009 and 2008 and the results of their operations and its cash flows for the fiscals year then ended in conformity with U.S. generally accepted accounting principles.

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



December 15, 2009
Fort Lee, NJ 07024


         Registered with the Public Company Accounting Oversight Board
                      Member of New Jersey Society of CPAs

                           ARKSON NUTRACEUTICALS CORP.
                         (A Developmental Stage Company)
                                 Balance Sheets

                                                               June 30
                                                         2009            2008
                                                      -----------   ------------


 Cash                                                 $        --   $        --
                                                      -----------   ------------
      Total current assets                                     --            --
                                                      -----------   ------------


      Total assets                                    $        --   $        --
                                                      ===========   ============

      Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
  Notes payable - related party                            11,606        11,606
  Note payable                                              1,000         1,000
  Accrued expenses                                          5,000         2,500
                                                      -----------   ------------
      Total current Liabilities                            17,606        15,106

      Total liabilities                                    17,606        15,106
                                                      -----------   ------------

Shareholders' equity (deficit):
  Preferred stock, $.001 par value, 50,000,000
    shares authorized, none issued or outstanding              --            --
  Common stock, $.001 par value; 200,000,000 shares
    authorized, 645,889 and 545,889 shares issued
    and outstanding respectively                              155            55
  Additional paid-in capital                              123,725       123,725
  Retained earnings                                            --            --
  Deficit accumulated during development stage           (141,486)     (138,886)
                                                      -----------   ------------

      Total shareholders' equity (deficit)                (17,606)      (15,106)

                                                      $        --   $        --
                                                      ===========   ============


   The accompanying notes are an integral part of these financial statements.

                           ARKSON NUTRACEUTICALS CORP.
                         (A Developmental Stage Company)
                            Statements of Operations


                                                                     October 2,
                                                                        1998
                                                                     (Inception)
                                            For the Year Ended         Through
                                                June 30,               June 30
                                           2009           2008          2009
                                       ------------   -----------   ------------

Revenue                                           -             -             -
                                       ------------   -----------   ------------

Revenue                                           -             -             -
                                       ------------   -----------   ------------

Operating expenses:

  Advertising                                                             2,198
  Bank Charges and Expense                                                1,102
  Dues, subscription and membership                                       1,005
  Miscellaneous expenses                        100                         152
  Office expense                                                          1,416
  Profesional expense                         2,500         2,500        92,148
  Rent                                                                   27,796
  Travel and entertainment                                               15,893
                                       ------------   -----------   ------------

      Total operating expenses         $      2,600   $     2,500   $   141,170
                                       ------------   -----------   ------------


  Operating income (Loss)                     2,600         2,500      (141,710)
                                       ------------   -----------   ------------

  Other income (Expense)                         --            --           290
  Interest Income                                --            --           194
                                       ------------   -----------   ------------
  Other income                                   --            --           484

  Income tax
  Current income tax                             --            --          (260)
  Income tax benefit                             --            --            --
                                       ------------   -----------   ------------

      Net income (Loss)                     (2,600)       (2,500)      (141,486)
                                       ============   ===========   ============


Basic and diluted loss per share       $         --   $        --
                                       ============   ===========

Basic and diluted weighted average
  common shares outstanding                 645,889       545,889
                                       ============   ===========



   The accompanying notes are an integral part of these financial statements.

                          ARKSON NUTRACEUTICALS CORP.
                         (A Developmental Stage Company)
                    Statements of Comprehensive Income (Loss)

                                                                     October 2,
                                                                        1998
                                                                     (Inception)
                                            For the Year Ended         Through
                                                June 30,               June 30
                                           2009           2008          2009
                                       ------------   -----------   ------------

Loss for the Year                      $         --   $        --   $  (141,486)

Other Comprehensive Income (Loss)
  Foreign currency translation
    adjustments                                  --            --            --
                                       ------------   -----------   ------------

Comprehensive Loss                     $         --   $        --   $  (141,486)
                                       ------------   -----------   ------------


   The accompanying notes are an integral part of these financial statements.


                                         ARKSON NUTRACEUTICALS CORP.
                                        (A Developmental Stage Company)
                                  Statement of Changes in Stockholders' Equity

                                                                    Additional                       Total
                                              Common Stock            Paid-In       Accumulated   Stockholders'
                                          Shares       Par Value      Capital        Deficit         Equity
                                       ------------   -----------   ------------   ------------   ------------
Common stock issued for services            462,500   $        46   $        (45)  $          0   $         0
Common stock issued for cash at $.01         30,000             1          5,999                        6,000
Common stock issued for cash at $.05         50,000             4         49,996                       50,000
Net loss for year Ended Dec. 31, 1998                                                   (37,878)      (37,878)
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 1998                      542,500            50         55,950        (37,878)       18,122

Common stock issued for cash at $1.00           800             0         16,000                       16,000
Net loss for year ended Dec. 31, 1999                                                   (25,424)      (25,424)
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 1999                      543,300            50         71,950        (63,302)        8,689

Common stock issued for services                 89             0          1,780                        1,780
Common stock issued for cash at $1.00         2,500             5         49,995                       50,000
Net loss for year ended Dec. 31, 2000                                                   (48,070)      (48,070)
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 2000                      545,889            55        123,725       (111,372)       12,408

Net loss for year ended Dec. 31, 2001                                                   (11,395)      (11,395)
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 2001                      545,889            55        123,725       (122,768)        1,012

Net loss for year ended Dec. 31, 2002                                                    (8,453)       (8,453)
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 2002                      545,889            55        123,725       (131,221)       (7,441)

Net loss for year ended Dec. 31, 2003                                                      (165)         (165)
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 2003                      545,889            55        123,725       (131,386)       (7,606)

Net loss for year ended Dec. 31, 2004
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 2004                      545,889            55        123,725       (131,386)       (7,606)

Net loss for year ended Dec. 31, 2005
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 2005                      545,889            55        123,725       (122,768)       (7,606)

Net loss for year ended Dec. 31, 2006
                                       ------------   -----------   ------------   ------------   ------------
Balance, Dec. 31, 2006                      545,889            55        123,725       (131,386)       (7,606)

Common stock issued for services         39,000,000         3,900         (3,900)
Common stock cancelled                  (39,000,000)       (3,900)         3,900
Net loss for year ended June 30, 2007                                                    (5,000)       (5,000)
                                       ------------   -----------   ------------   ------------   ------------
Balance at June 30, 2007                    545,889            55        123,725       (136,386)      (12,606)

Common stock issued for services                 --            --             --
Net loss for the year ended June 30,
  2008
Net loss for year ended June 30, 2008                                                    (2,500)       (2,500)
                                       ------------   -----------   ------------   ------------   ------------
Balance at June 30, 2008                    545,889            55        123,725       (138,886)      (15,106)

Common stock issued                         100,000           100                                         100
Net loss for the year ended June 30,2009
Net loss for year ended June 30, 2009                                                    (2,600)       (2,600)
                                       ------------   -----------   ------------   ------------   ------------
Balance at June 30, 2009                    645,889           155        123,725       (141,486)      (17,606)
                                       ------------   -----------   ------------   ------------   ------------

All of the above per share amounts have been  restated from  inception for the 1 for 20 reverse stock split.


                   The accompanying notes are an integral part of these financial statements.

                           ARKSON NUTRACEUTICALS CORP.
                         (A Developmental Stage Company)
                            Statements of Cash Flows

                                                                     October 2,
                                                                        1998
                                                                     (Inception)
                                            For the Year Ended         Through
                                                June 30,               June 30
                                           2009           2008          2009
                                       ------------   -----------   ------------

Cash flows from operating activities:
  Net loss                             $     (2,600)  $ (2,500)   $   (141,486)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:                                   0          0               0
  Increase in accrued expenses                2,500      2,500           5,000

                                       ------------   -----------   ------------
      Net cash provided by (used in)
      operations                               (100)         0        (136,486)

Cash flows from (used in) investing
  activities:
                                       ------------   -----------   ------------
      Net cash used in investing
      activities                                 --            --             --
                                       ------------   -----------   ------------

Cash flows from financing activities:
  Loan from officer/shareholder                  --            --       (42,384)
  Loan from related party                        --            --        54,990
  Issuance of common stock                      100            --       123,880
                                       ------------   -----------   ------------
      Net cash provided by financing
      activities                                100            --       136,486
                                       ------------   -----------   ------------

      Net change in cash                         --            --            --

Cash, beginning of period                        --            --            --
                                       ------------   -----------   ------------

Cash, end of period                    $         --   $        --   $        --
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

NOTE 4 - EARNINGS PER SHARE


The computations of earnings per share for the years ended June 30, 2009 and 2008 were as follows:

                                                          Year Ended June 30,
                                                          2009          2008
                                                      -----------   ------------
Loss per common share, basic

Numerator
  Net Loss                                            $    (2,600)   $   (2,500)
  Denominator
  Weighted-average shares                                 645,889       545,889
  Loss per common share                               $     (0.00)  $     (0.00)

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


Based on its evaluation, our management concluded that there is no material weakness in our internal control over financial reporting and the internal control of financial reporting was effective.


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

                                                            Years Ended
                                                         2009           2008
                                                      -----------   ------------


Audit Fees                                            $     2,500   $     2,500
Audit Related Fees                                    $         -   $         -
Tax Fees                                              $         -   $         -
All other Fees                                        $         -   $         -

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



Dated: December 17, 2009                   /s/ David Roff
                                           ---------------------------
                                           David Roff
                                           CEO, CFO and Director
                                           (Principal Executive Officer)

--------------------------------------------------------------------------------