Form 10-Q
period 2009-12-31
Arkson Neutraceuticals Corp.
filed 2010-02-12
CIK 1389413

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________

                                   FORM 10-Q
                           _________________________

                                   (Mark One)
[ X ] QUARTERYLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended December 31, 2009

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from _____ to _______

                       Commission file number: 333-103780
                       ----------------------------------

                          ARKSON NEUTRACEUTICALS CORP.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

           Delaware                                           51-0383940
---------------------------------                         -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification No.)

             27 Chicora Ave                                  M5R 1T7
          Toronto Ontario, Canada
------------------------------------------                 ------------
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No [X]

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


       Large accelerated filer                     Accelerated filer

       Non-accelerated filer                       Smaller reporting company [X]
       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [X] No

The Company's stock is traded on the OTC-BB. As of December 31, 2009, there were 152,889 shares of stock held by non-affiliates. As of December 31, 2009, 645,889 shares of the common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                          ARKSON NEUTRACEUTICALS CORP.
                           Consolidated Balance Sheet


                                                     December 31,     June 30,
                                                         2009           2009
                                                      (unaudited)     (audited)
                                                     ------------   ------------
                     Assets

Cash                                                 $         --   $        --
                                                     ------------   ------------
        Total current assets                                   --            --
                                                     ------------   ------------

        Total assets                                 $         --   $        --
                                                     ============   ============

   Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts Payable                                   $         --   $        --
  Note payable - related party                                 --        11,606
  Note payable                                             12,606         1,000
  Shareholder loan                                          4,285            --
  Accrued Expenses                                          1,000         5,000
                                                     ------------   ------------
        Total current liabilities                          17,891        17,606
                                                     ============   ============
Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 50,000,000
    shares authorized, none issued or outstanding              --            --
  Common stock, $.001 par value; 200,000,000
    shares authorized, authorized, 645,889 shares
    issued and outstanding respectively                       155           155
  Additional paid-in capital                              126,225       123,725
  Retained earnings                                            --            --
  Deficit accumulated during development stage           (144,271)     (141,486)

                                                     ------------   ------------

        Total stockholders' equity (deficit)              (17,891)      (17,606)
                                                     ------------   ------------

        Total liabilities and stockholders'
          equity (deficit)                           $         --   $        --
                                                     ============   ============


   The accompanying notes are an integral part of these financial statements.

                                          ARKSON NEUTRACEUTICALS CORP.
                                     Consolidated Statements of Operations
                                                  (unaudited)

                                                                                                    October 2,
                                                                                                       1998
                                       Three-Months Period Ended       Six-Months Period Ended     (Inception)
                                             December 31,                   December 31,             Through
                                     ----------------------------   ---------------------------    December 31,
                                         2009           2008            2009           2008           2009
                                     -------------   ------------   ------------   ------------   -------------
Revenue                                         --             --             --             --             --
                                     -------------   ------------   ------------   ------------   -------------
Operating expenses:
  Advertising                                   --             --             --             --          2,198
  Bank Charges and Expense                      --             --             --             --          1,102
  Dues, subscription and membership             --             --             --             --          1,005
  Miscellaneous expenses                                       --                            --            152
  Office expense                               225             --            785             --          2,201
  Professional expense                        (500)            --          2,000             --         94,148
  Rent                                          --             --             --             --         27,796
  Travel and entertainment                      --             --             --             --         15,893
                                     -------------   ------------   ------------   ------------   -------------

   Total operating expenses          $        (275)  $         --   $      2,785   $         --        144,495
                                     -------------   ------------   ------------   ------------   -------------

   Operating income (Loss)                     275             --         (2,785)            --       (144,495)
                                     -------------   ------------   ------------   ------------   -------------

   Other income (Expense)                       --             --             --             --            290
   Interest Income                              --             --             --             --            194
                                     -------------   ------------   ------------   ------------   -------------
   Other income                                 --             --             --             --            484

   Income tax
   Current income tax                           --             --             --             --           (260)
   Income tax benefit                           --             --             --             --             --
                                     -------------   ------------   ------------   ------------   -------------

   Net income (Loss)                           275             --         (2,785)            --       (144,271)
                                     =============   ============   ============   ============   =============


Basic and diluted loss per share     $          --   $         --             --   $         --
                                     =============   ============   ============   ============

Basic and diluted weighted average
  common shares outstanding                645,889      2,687,910        645,889      2,687,910
                                     =============   ============   ============   ============

Diluted weighted average
common shares outstanding                  645,889      2,687,910        645,889      2,687,910
                                     =============   ============   ============   ============

 The accompanying notes are an integral part of these financial statements.

                          ARKSON NEUTRACEUTICALS CORP.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                     October 2,
                                                                       1998
                                           Six-Months Ended          (Inception)
                                             December 31,             Through
                                     ----------------------------   December 31,
                                         2009            2008           2009
                                     -------------   ------------   ------------
Cash flows from operating activities:
  Net loss                           $      (2,785)  $         --   $  (144,271)
  Adjustments to reconcile net
    loss to net cash used
    in operating activities:
  Increase in Accounts Payable
  Increase in Accrued Expenses              (1,500)            --         3,500
                                     -------------   ------------   ------------
  Net cash provided by
    (used in) operations                    (4,285)            --      (140,771)

Cash flows from (used in)
investing activities:
                                     -------------   ------------   ------------
        Net cash used in
        investing activities                    --             --            --
                                     -------------   ------------   ------------

Cash flows from financing activities:
  Loan from officer/shareholder              4,285             --       (38,099)
  Loan from related party                       --             --        54,990
  Issuance of common stock                      --             --       123,880
                                     -------------   ------------   ------------
        Net cash provided by
        financing activities                 4,285             --       140,771
                                     -------------   ------------   ------------

        Net change in cash                      --             --            --

Cash, beginning of period.                      --             --            --
                                     -------------   ------------   ------------

Cash, end of period                  $          --   $         --   $        --
                                     =============   ============   ============

Supplemental disclosure of cash
  flow information:
    Interest paid                    $          --             --   $         0
                                     =============   ============   ============
    Income taxes paid                $          --   $         --   $       260
                                     =============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                          ARKSON NUTRACEUTICALS CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 2009 and 2008


NOTE 1- Unaudited Information

The consolidated balance sheet of Arkson Nutraceuticals Corp. (the "Company"), as of December 31, 2009, and the consolidated statements of operations and cash flows for the three month and six month periods ended December 31, 2009 and 2008, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of December 31, 2009, and the results of operations for the three months and six months ended December 31, 2009 and 2008.

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

NOTE 2 - STOCKHOLDERS' EQUITY

COMMON STOCK

Effective August 7, 2008 the Company amended its Articles of Incorporation increasing its authorized share capital. As a result, the Company now has authorized two hundred million (200,000,000) shares of common stock, having one tenth of a cent ($0.001) par value per share, and fifty million (50,000,000) shares of preferred stock, also having one hundredth of a cent ($0.0001) par value per share.

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

The Company issued 100,000 in May 2009.

As of December 31, 2009 there were 645,889 shares of common stock issued and outstanding.

PREFERRED STOCK

The Company currently has 50,000,000 preferred shares authorized. As of December 31, 2009 there were no shares of preferred shares issued.

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

NOTE 4 - LOANS PAYABLE

Shareholders of the company have loaned the company $12,606. The loans are non interest bearing and has no term of repayment.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Related parties have loaned the Company $4,285. The loans are non-interest bearing and have no terms of repayment.

NOTE 7 - SUBSEQUENT EVENT

Management has evaluated subsequent events up to and including February 12, 2010 which is the date the statements were available for issuance and determined there is no reportable event to disclose

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has no current operating history and does not have any revenues or earnings from operations. As of December 31, 2009, the Company had no assets and liabilities of $17,891 and it had an accumulated deficit of $144,271. Moreover, the Company has had no revenues from inception through December 31, 2009. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business. We expect these continued operating losses to be small since the Company has no operations or employees. We are dependent upon our officers to meet any costs that may occur.

RESULTS OF OPERATIONS

The Company has no revenues to date. During the six month period ended December 31, 2009 the company incurred costs of $2,785. These costs were for audits and transfer agent services. Our net loss since inception through December 31, 2009 was $144,271.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure at a reasonable level that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 12, 2010               ARKSON NUTRACEUTICALS, INC.


                                  By: /s/ David Roff
                                      ---------------------------
                                      David Roff
                                      President and Director

--------------------------------------------------------------------------------