Form 10-K/A
period 2009-06-30
Arkson Neutraceuticals Corp.
filed 2010-03-01
CIK 1389413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                  FORM 10-K/A
                                Amendment No. 2

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




            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


To the Board of Directors
Arkson Nutraceuticals Corp.

We have audited the accompanying balance sheets of Arkson Nutraceuticals Corp. as of June 30, 2009 (restated) and the related statements of operations, changes in shareholders' equity and cash flows (restated) for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arkson Nutraceuticals Corp. as of June 30, 2009, as restated , and the results of their operations and its cash flows, as restated for the fiscal year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company's results of operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



FINAL DRAFT

/s/ Stan J.H. Lee
------------------
Stan J.H. Lee, CPA


March 1, 2010
Fort Lee, NJ 07024

                           ARKSON NUTRACEUTICALS CORP.
                         (A Developmental Stage Company)
                                 Balance Sheets

                                                     December 31,      June 30,
                                                         2009           2009
                                                      (unaudited)     (audited)
                                                       restated       restated
                                                     ------------   ------------
                  Assets

Cash                                                 $         --   $        --
                                                     ------------   ------------
         Total current assets                                  --            --
                                                     ------------   ------------

               Total assets                          $         --   $        --
                                                     ============   ============

   Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Accounts Payable                                  $         --   $        --
   Note payable - related party                                --        11,606
   Note payable                                            12,606         1,000
   Shareholder loan                                         4,285            --
   Accrued Expenses                                         1,000         2,500
                                                     ------------   ------------
         Total current liabilities                         17,891        17,606
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


                                          ARKSON NUTRACEUTICALS CORP.
                                        (A Developmental Stage Company)
                                           Statements of Operations
                                                                                                   October 2,
                                                                                                      1998
                                                                                                   (Inception)
                                       Three-Months Period Ended      Six-Months Period Ended       Through
                                              December  31,                 December  31,         December 31,
                                           2009           2008           2009          2008           2009
                                         restated                      restated                     restated
                                      ------------   ------------   ------------   ------------   ------------

Revenue                                         --             --             --             --            --
                                      ------------   ------------   ------------   ------------   ------------

Operating expenses:

   Advertising                                  --             --             --             --         2,198
   Bank Charges and Expense                     --             --             --             --         1,102
   Dues, subscription and membership            --             --             --             --         1,005
   Miscellaneous expenses                                      --                            --           152
   Office expense                              225             --            785             --         2,201
   Profesional expense                        (500)            --          2,000             --        94,148
   Rent                                         --             --             --             --        27,796
   Travel and entertainment                     --             --             --             --        15,893
                                      ------------   ------------   ------------   ------------   ------------

Total operating expenses              $       (275)  $         --   $      2,785   $         --       144,495
                                      ------------   ------------   ------------   ------------   ------------

      Operating income (Loss)                  275             --         (2,785)            --      (144,495)
                                      ------------   ------------   ------------   ------------   ------------
      Other income (Expense)                    --             --             --             --           290
      Interest Income                           --             --             --             --           194
                                      ------------   ------------   ------------   ------------   ------------
      Other income                              --             --             --             --           484

      Income tax
      Current income tax                        --             --             --             --          (260)
      Income tax benefit                        --             --             --             --            --
                                      ------------   ------------   ------------   ------------   ------------

   Net income (Loss)                           275             --         (2,785)            --      (144,271)
                                      ============   ============   ============   ============   ============

Basic and diluted loss per share      $         --   $         --             --   $         --
                                      ============   ============   ============   ============

Basic and diluted weighted average
   common shares outstanding               645,889      2,687,910        645,889      2,687,910
                                      ============   ============   ============   ============

Diluted weighted average common
   shares outstanding                      645,889      2,687,910        645,889      2,687,910
                                      ============   ============   ============   ============


                  The accompanying notes are an integral part of these financial statements.


                                                      F-4

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

                           ARKSON NUTRACEUTICALS CORP.
                         (A Developmental Stage Company)
                            Statements of Cash Flows

                                                                     October 2,
                                                                        1998
                                                                     (Inception)
                                            Six-Months Ended           Through
                                              December 31,          December 31,
                                          2009           2008          2009
                                        restated                     restated
                                      ------------   ------------   ------------

 Cash flows from operating activities:
   Net loss                           $     (2,785)  $         --   $  (144,271)
   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
      Increase in Accounts Payable
      Increase in Accrued Expenses          (1,500)            --         3,500
                                      ------------   ------------   ------------
   Net cash provided by (used in)
     operations                             (4,285)            --      (140,771)

Cash flows from (used in) investing
  activities:
                                      ------------   ------------   ------------
         Net cash used in
         investing activities                   --             --            --
                                      ------------   ------------   ------------

Cash flows from financing activities:
   Loan from officer/shareholder             4,285             --       (38,099)
   Loan from related party                      --             --        54,990
   Issuance of common stock                     --             --       123,880
                                      ------------   ------------   ------------
         Net cash provided by
         financing activities                4,285             --       140,771
                                      ------------   ------------   ------------

         Net change in cash                     --             --            --

Cash, beginning of period                       --             --            --
                                      ------------   ------------   ------------

Cash, end of period                   $         --   $         --   $        --
                                      ============   ============   ============

Supplemental disclosure of cash
 flow information:
   Interest paid                      $         --             --   $         0
                                      ============   ============   ============
   Income taxes paid                  $         --   $         --   $       260
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

NOTE 9 - COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the years ended June 30, 2009 and 2008.

NOTE 10 - RESTATEMENT

In February, 2010, we determined that it was necessary to restate our audited financial statements as at June 30, 2009 and our unaudited financial statements for the three month period ending September 30, 2009. The purpose of the restatements is to correct an error in accruals:

Accrual of Audit Fees.
----------------------

In the course of a review by the Securities and Exchange Commission ("SEC") of the Company's Form 10-K for the Fiscal Year Ended June 30, 2009and Form 10-Q for the Fiscal Quarter Ended September 30, 2009, the SEC questioned the accrual of audit fees. Following an exchange of correspondence and discussions between the Company and the SEC regarding this issue, the Company has determined that it was necessary to accrue audit fees for the year end June 30, 2009 and the fiscal quarter ending September 30, 2009.

Effects of the restatement by line item follow:

Audited Consolidated Balance Sheets

                                              June 30,
                                                2009
                                                 As        Impact      June 30,
                                             Previously      of          2009
                                              Reported     Change      Restated
                                             ----------   --------   -----------

Cash                                         $       --         --   $       --
                                             ----------   --------   -----------
          Total current assets                       --         --           --
                                             ----------   --------   -----------
          Total assets                       $       --         --   $       --
                                             ==========   ========   ===========

Current liabilities:
   Notes payable - related party                 11,606                  11,606
   Note payable                                   1,000                   1,000
   Accrued expenses                                  --      5,000        5,000
                                             ----------   --------   -----------
     Total current Liabilities                   12,606                  17,606

          Total liabilities                      12,606      5,000       17,606
                                             ----------   --------   -----------

   Preferred stock, $.001 par
     value, 50,000,000 shares
     authorized, none issued or
     outstanding                                     --         --           --
   Common stock, $.001 par value;
     200,000,000 shares authorized,
     authorized, 645,889 and 545,889
     shares issued and
     outstanding respectively                       155         --          155
   Additional paid-in capital                   123,725         --      123,725
   Retained earnings                                 --                      --
   Deficit accumulated during
     development stage                         (136,486)    (5,000)    (141,486)
                                             ----------   --------   -----------
          Total shareholders'
          equity (deficit)                      (12,606)                (17,606)
                                             ----------   --------   -----------
                                             $       --              $       --
                                             ==========   ========   ===========


Audited Income Statement

                                                                      October 2,
                                                                         1998
                                                                     (Inception)
                                                                      Through
                               June 30,                   June 30      June 30,
                                 2009                      2009         2009
                              ----------   ----------   ----------   -----------
                              Previously   Impact of     Restated     Restated
                              Reported       Change

Revenue                                -                         -            -
                              ----------                ----------   -----------

Operating expenses:

   Advertising                                                            2,198
   Bank Charges and Expense                                               1,102
   Dues, subscription and
     membership                                                           1,005
   Miscellaneous expenses            100                       100          152
   Office expense                                                         1,416
   Professional expense                         2,500        2,500       92,148
   Rent                                                                  27,796
   Travel and entertainment                                              15,893
                              ----------   ----------   ----------   -----------

Total operating expenses      $      100                $    2,600   $  141,170
                              ----------                ----------   -----------

Other income  (expense)                                                     290
Interest Income                                                             194
                              ----------                ----------   -----------
Other income                                                                484

Income tax
Current income tax                                                         (260)

Income tax benefit                                                            -
                              ----------                ----------   -----------

          Net income (Loss)         (100)                   (2,600)    (141,486)
                              ==========                ==========   ===========

Basic and diluted loss per
share                         $       --                $       --
                              ==========                ==========   ===========


Audited Statement of Cash Flows

                                                                      October 2,
                                                                         1998
                                                                     (Inception)
                                                                      Through
                               June 30,                   June 30      June 30,
                                 2009                      2009         2009
                              ----------   ----------   ----------   -----------
                              Previously   Impact of     Restated     Restated
                              Reported       Change

Cash flows from operating
 activities:
   Net loss                   $     (100)      (2,500)  $   (2,600)  $ (141,486)
   Adjustments to reconcile
     net loss to net cash
     used in operating
     activities:
   Increase in accrued
     expenses                                   2,500        2,500        2,500
                              ----------                ----------   -----------
        Net cash provided by
        (used in) operations        (100)                     (100)     138,896

Cash flows from (used in)
   investing activities:
        Net cash used in
        investing activities          --                        --            0
                              ----------                ----------   -----------

Cash flows from financing
  activities:
   Loan from officer/
     shareholder                      --                        --       42,384
   Loan from related party            --                        --       54,990
   Expense paid by
     controlling shareholder
     as contribution to
     capital                                                    --        2,500
   Issuance of common stock          100                        --      123,880
                              ----------                ----------   -----------
        Net cash provided by
        financing activities         100                        --      138,986
                              ----------                ----------   -----------

        Net change in cash            --                        --           --

Cash, beginning of period             --                        --           --
                              ----------                ----------   -----------
Cash, end of period           $       --                $       --   $       --
                              ==========                ==========   ===========

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



Dated: March 1, 2010                       /s/ David Roff
                                           ---------------------------
                                           David Roff
                                           CEO, CFO and Director
                                           (Principal Executive Officer)

--------------------------------------------------------------------------------