Form 10-Q/A
period 2009-09-30
Arkson Neutraceuticals Corp.
filed 2010-03-01
CIK 1389413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                  FORM 10-Q/A

                            ------------------------

 (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                        For the quarter ended September 30, 2009

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

   Large accelerated filer                       Accelerated filer

   Non-accelerated  (Do not check if a smaller   Smaller reporting company |X|
   reporting company) filer

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

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                          ARKSON NEUTRACEUTICALS CORP.
                          Consolidated Balance Sheets

                                                 September 30,      June 30,
                                                     2009             2009
                                                  (unaudited)       (audited)
                                                --------------   ---------------
                                                   restated
                   Assets

Cash                                            $           --   $           --
                                                --------------   ---------------
    Total current assets                                    --               --
                                                --------------   ---------------

    Total assets                                $           --   $           --
                                                ==============   ===============

 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts Payable                            $          144   $           --
    Note payable                                        12,606            1,000
    Note payable - related party                         2,916           11,606
    Accrued expense                                      2,500            2,500
                                                --------------   ---------------
    Total current liabilities                           18,166            3,500
                                                ==============   ===============

Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock, $.001 par value,
      50,000,000 shares authorized, none
      issued or outstanding                                 --               --
    Common stock, $.001 par value; 200,000,000
      shares authorized, authorized, 645,889
      shares issued and outstanding
      respectively                                         155              155
    Additional paid-in capital                         126,225          126,225
    Retained earnings                                       --               --
    Deficit accumulated during development
      stage                                           (144,546)        (141,486)

                                                --------------   ---------------

    Total stockholders' equity (deficit)               (18,166)         (15,106)
                                                --------------   ---------------

    Total liabilities and stockholders'
      equity (deficit)                          $           --   $      (11,606)
                                                ==============   ===============


The accompanying notes are an integral part of these financial statements.

                                   ARKSON NEUTRACEUTICALS CORP.
                               Consolidated Statements of Operations
                                           (unaudited)

                                                                                     October 2,
                                                                                       1998
                                                                                    (Inception)
                                                   Three-Months Period Ended          Through
                                                         September 30,             September 30,
                                                    2009               2008             2009
                                                --------------   ---------------   --------------
Revenue                                                      -                 -               -
                                                --------------   ---------------   --------------

Operating expenses:

   Advertising                                               -                 -           2,198
   Bank Charges and Expense                                  -                 -           1,102
   Dues, subscription and membership                         -                 -           1,005
   Miscellaneous expenses                                  560                 -             712
   Office expense                                            -                 -           1,416
   Professional expense                                  2,500                 -          94,648
   Rent                                                      -                 -          27,796
   Travel and entertainment                                  -                 -          15,893
                                                --------------   ---------------   --------------

Total operating expenses                        $        3,060   $             -   $     144,770
                                                --------------   ---------------   --------------

      Operating income (Loss)                            3,060                 -        (144,770)
                                                --------------   ---------------   --------------

      Other income (Expense)                                 -                 -             290
      Interest Income                                        -                 -             194
                                                --------------   ---------------   --------------
      Other income                                           -                 -             484

      Income tax
      Current income tax                                     -                 -            (260)
      Income tax benefit                                     -                 -               -
                                                --------------   ---------------   --------------

   Net income (Loss)                                         -                 -        (144,546)
                                                ==============   ===============   ==============


Basic and diluted loss per share                $            -   $             -
                                                ==============   ===============

Basic and diluted weighted average
   common shares outstanding                           645,889           645,889
                                                ==============   ===============



            The accompanying notes are an integral part of these financial statements.

                                   ARKSON NEUTRACEUTICALS CORP.
                               Consolidated Statements of Cash Flows
                                           (unaudited)

                                                                                     October 2,
                                                                                       1998
                                                                                    (Inception)
                                                      Three-Months Ended              Through
                                                         September 30,             September 30,
                                                    2009               2008             2009
                                                --------------   ---------------   --------------
Cash flows from operating activities:
   Net loss                                     $       (3,060)  $             -   $    (144,546)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Increase in Accounts Payable                         144                               144
      Increase in Accrued Expenses                           -                             5,000
                                                --------------   ---------------   --------------
         Net cash provided by (used in)
         operations                                     (2,916)                -        (139,402)

Cash flows from (used in) investing activities:
                                                --------------   ---------------   --------------
         Net cash used in
         investing activities                                -                 -               -
                                                --------------   ---------------   --------------

Cash flows from financing activities:
   Loan from officer/shareholder                         2,916                 -         (39,468)
   Loan from related party                                   -                 -          54,990
   Issuance of common stock                                  -                 -         123,880
                                                --------------   ---------------   --------------
         Net cash provided by
         financing activities                            2,916                 -         139,402
                                                --------------   ---------------   --------------

         Net change in cash                                  -                 -               -

Cash, beginning of period                                    -                 -               -
                                                --------------   ---------------   --------------

Cash, end of period                             $            -   $             -   $            -
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

NOTE 7 -  RESTATEMENT

In February, 2010, we determined that it was necessary to restate our audited financial statements as at June 30, 2009 and our unaudited financial statements for the three month period ending September 30, 2009. The purpose of the restatements is to correct an error in accruals:

Accrual of Audit Fees.
----------------------

In the course of a review by the Securities and Exchange Commission ("SEC") of the Company's Form 10-K for the Fiscal Year Ended June 30, 2009 and Form 10-Q for the Fiscal Quarter Ended September 30, 2009, the SEC questioned the accrual of audit fees. Following an exchange of correspondence and discussions between the Company and the SEC regarding this issue, the Company has determined that it was necessary to accrue audit fees for the year end June 30, 2009 and the fiscal quarter ending September 30, 2009.

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
                                             ==========   ========   ===========

Audited Income Statement
                                              June 30,
                                                2009
                                                 As        Impact      June 30,
                                             Previously      of         2009
                                              Reported     Change      Restated
                                             ----------   --------   -----------

Revenue                                               -                       -
                                             ----------   --------   -----------

Operating expenses:

   Advertising
   Bank Charges and Expense
   Dues, subscription and membership
   Miscellaneous expenses                           100                     100
   Office expense
   Professional expense                                      2,500        2,500
   Rent
   Travel and entertainment
                                             ----------   --------   -----------

Total operating expenses                     $      100              $    2,600
                                             ----------   --------   -----------

     Net income (Loss)                             (100)                 (2,600)
                                             ==========              ===========

Basic and diluted loss per
share                                        $       --              $       --
                                             ==========              ===========

Audited Statement of Cash Flows

                                              June 30,
                                                2009
                                                 As        Impact      June 30,
                                             Previously      of          2009
                                              Reported     Change      Restated
                                             ----------   --------   -----------

Cash flows from operating activities:
   Net loss                                  $     (100)    (2,500)  $   (2,600)
   Adjustments to reconcile net
     loss to net cash used
     in operating activities:
   Increase in accrued expenses                              2,500        2,500
                                             ----------   --------   -----------
          Net cash provided by
          (used in) operations                     (100)                   (100)

Cash flows from (used in)
   investing activities:
          Net cash used in
          investing activities                       --                      --
                                             ----------   --------   -----------

Cash flows from financing activities:
   Loan from officer/shareholder                     --                      --
   Loan from related party                           --                      --
   Issuance of common stock                         100                      --
                                             ----------   --------   -----------
          Net cash provided by
          financing activities                      100                      --
                                             ----------   --------   -----------

          Net change in cash                         --                      --

Cash, beginning of period                            --                      --
                                             ----------   --------   -----------
Cash, end of period                          $       --              $       --
                                             ==========   ========   ===========

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

Date: March 1, 2010                  ARKSON NEUTRACEUTICALS, INC.


                                     By: /s/ David Roff
                                       --------------------------
                                         David Roff
                                         President and Director

--------------------------------------------------------------------------------