Form 10-K/A
period 2009-06-30
Arkson Neutraceuticals Corp.
filed 2010-03-24
CIK 1389413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                  FORM 10-K/A
                                Amendment No. 3

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




            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


To the Board of Directors
Arkson Nutraceuticals Corp.

We have audited the accompanying balance sheets of Arkson Nutraceuticals Corp. as of June 30, 2009 and 2008 (restated) and the related statements of operations, changes in shareholders' equity and cash flows for the fiscal years then ended and for the period from October 2, 1998 (inception) through December 31, 2009 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arkson Nutraceuticals Corp. as of June 30, 2009 and 2008 and the results of their operations and its cash flows for the fiscal years then ended and for the period from October 2, 1998 (inception) through December 31, 2009 in conformity with U.S. generally accepted accounting principles

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company's results of operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



FINAL DRAFT

/s/ Stan J.H. Lee
------------------
Stan J.H. Lee, CPA


March 23, 2010
Fort Lee, NJ 07024



         Registered with the Public Company Accounting Oversight Board
                      Member of New Jersey Society of CPAs

                           ARKSON NUTRACEUTICALS CORP.
                         (A Developmental Stage Company)
                                 Balance Sheets


                                                              June 30,
                                                         2009           2008
                                                       restated       restated
                                                     ------------   ------------
                  Assets

Cash                                                 $         --   $        --
                                                     ------------   ------------
         Total current assets                                  --            --
                                                     ------------   ------------

               Total assets                          $         --   $        --
                                                     ============   ============

   Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Notes payable - related party                      $     11,606   $    11,606
  Note payable                                              1,000         1,000
  Accrued expenses                                          2,500            --
                                                     ------------   ------------
      Total current Liabilities                            15,106        12,606
                                                     ------------   ------------

      Total liabilities                                    15,106        12,606
                                                     ------------   ------------

Shareholders' equity (deficit):
  Preferred stock, $.001 par value, 50,000,000
    shares authorized, none issued or outstanding              --            --
  Common stock, $.001 par value; 200,000,000 shares
    authorized, 645,889 and 545,889 shares issued
    and outstanding respectively                              155            55
  Additional paid-in capital                              126,225        126,225
  Retained earnings                                            --            --
  Deficit accumulated during development stage           (141,486)     (138,886)
                                                     ------------   ------------

      Total shareholders' equity (deficit)                (15,106)      (12,606)

                                                     $         --   $        --
                                                     ============   ============


   The accompanying notes are an integral part of these financial statements.

                          ARKSON NUTRACEUTICALS CORP.
                        (A Developmental Stage Company)
                            Statements of Operations

                                                                      October 2,
                                                                        1998
                                                                     (Inception)
                                            For the Year Ended         Through
                                                 June 30,             June 30,
                                           2009           2008          2009
                                         restated       restated      restated
                                       ------------   -----------   ------------

Revenue                                          --            --            --
                                       ------------   -----------   ------------

Operating expenses:

  Advertising                                                             2,198
  Bank Charges and Expense                                                1,102
  Dues, subscription and membership                                       1,005
  Miscellaneous expenses                        100                         152
  Office expense                                                          1,416
  Professional expense                        2,500         2,500        92,148
  Rent                                                                   27,796
  Travel and entertainment                                               15,893
                                       ------------   -----------   ------------

      Total operating expenses         $      2,600   $     2,500   $   141,170
                                       ------------   -----------   ------------


  Operating income (Loss)                     2,600         2,500      (141,710)
                                       ------------   -----------   ------------

  Other income (Expense)                         --            --           290
  Interest Income                                --            --           194
                                       ------------   -----------   ------------
  Other income                                   --            --           484

  Income tax
  Current income tax                             --            --          (260)
  Income tax benefit                             --            --            --
                                       ------------   -----------   ------------

      Net income (Loss)                     (2,600)       (2,500)      (141,486)
                                       ============   ===========   ============


Basic and diluted loss per share       $         --   $        --
                                       ============   ===========

Basic and diluted weighted average
  common shares outstanding                 645,889       545,889
                                       ============   ===========


   The accompanying notes are an integral part of these financial statements.

                          ARKSON NUTRACEUTICALS CORP.
                         (A Developmental Stage Company)
                    Statements of Comprehensive Income (Loss)

                                                                     October 2,
                                                                        1998
                                                                     (Inception)
                                            For the Year Ended         Through
                                                June 30,               June 30
                                           2009           2008          2009
                                                                      restated
                                       ------------   -----------   ------------

Loss for the Year                      $         --   $        --   $  (141,486)

Other Comprehensive Income (Loss)
  Foreign currency translation
    adjustments                                  --            --            --
                                       ------------   -----------   ------------

Comprehensive Loss                     $         --   $        --   $  (141,486)
                                       ------------   -----------   ------------


   The accompanying notes are an integral part of these financial statements.


                                         ARKSON NUTRACEUTICALS CORP.
                                        (A Developmental Stage Company)
                                  Statement of Changes in Stockholders' Equity
                                                    Restated

                                                                    Additional                       Total
                                              Common Stock            Paid-In       Accumulated   Stockholders'
                                          Shares       Par Value      Capital        Deficit         Equity
                                       ------------   -----------   ------------   ------------   -------------
Common stock issued for services            462,500   $        46   $        (45)  $          0   $          0
Common stock issued for cash at $.01         30,000             1          5,999                         6,000
Common stock issued for cash at $.05         50,000             4         49,996                        50,000
Net loss for year Ended Dec. 31, 1998                                                   (37,878)       (37,878)
                                       ------------   -----------   ------------   ------------   -------------
Balance, Dec. 31, 1998                      542,500            50         55,950        (37,878)        18,122

Common stock issued for cash at $1.00           800             0         16,000                        16,000
Net loss for year ended Dec. 31, 1999                                                   (25,424)       (25,424)
                                       ------------   -----------   ------------   ------------   -------------
Balance, Dec. 31, 1999                      543,300            50         71,950        (63,302)         8,689

Common stock issued for services                 89             0          1,780                         1,780
Common stock issued for cash at $1.00         2,500             5         49,995                        50,000
Net loss for year ended Dec. 31, 2000                                                   (48,070)       (48,070)
                                       ------------   -----------   ------------   ------------   -------------
Balance, Dec. 31, 2000                      545,889            55        123,725       (111,372)        12,408

Net loss for year ended Dec. 31, 2001                                                   (11,395)       (11,395)
                                       ------------   -----------   ------------   ------------   -------------
Balance, Dec. 31, 2001                      545,889            55        123,725       (122,768)         1,012

Net loss for year ended Dec. 31, 2002                                                    (8,453)        (8,453)
                                       ------------   -----------   ------------   ------------   -------------
Balance, Dec. 31, 2002                      545,889            55        123,725       (131,221)        (7,441)

Net loss for year ended Dec. 31, 2003                                                      (165)          (165)
                                       ------------   -----------   ------------   ------------   -------------
Balance, Dec. 31, 2003                      545,889            55        123,725       (131,386)        (7,606)

Net loss for year ended Dec. 31, 2004
                                       ------------   -----------   ------------   ------------   -------------
Balance, Dec. 31, 2004                      545,889            55        123,725       (131,386)        (7,606)

Net loss for year ended Dec. 31, 2005                                                                       --
                                       ------------   -----------   ------------   ------------   -------------
Balance, Dec. 31, 2005                      545,889            55        123,725       (122,768)        (7,606)

Net loss for year ended Dec. 31, 2006                                                                       --
                                       ------------   -----------   ------------   ------------   -------------
Balance, Dec. 31, 2006                      545,889            55        123,725       (131,386)        (7,606)

Common stock issued for services         39,000,000         3,900         (3,900)
Common stock cancelled                  (39,000,000)       (3,900)         3,900
Net loss for year ended June 30, 2007                                                    (5,000)        (5,000)
                                       ------------   -----------   ------------   ------------   -------------
Balance at June 30, 2007                    545,889            55        123,725       (136,386)       (12,606)

Common stock issued for services                 --            --             --
Net loss for the year ended June 30,
2008
Expense paid by controlling shareholder                                    2,500                         2,500
Net loss for year ended June 30, 2008                                                    (2,500)        (2,500)
                                       ------------   -----------   ------------   ------------   -------------
Balance at June 30, 2008                    545,889            55        126,225       (138,886)       (12,606)

Common stock issued                         100,000           100                                          100
Net loss for the year ended June 30,
2009

Net loss for year ended June 30, 2009                                                    (2,600)        (2,600)
                                       ------------   -----------   ------------   ------------   -------------
Balance at June 30, 2009                    645,889           155        126,225       (141,486)       (15,106)
                                       ------------   -----------   ------------   ------------   -------------

All of the above per share amounts have been  restated from  inception for the 1 for 20 reverse stock split.


                   The accompanying notes are an integral part of these financial statements.

                           ARKSON NUTRACEUTICALS CORP.
                         (A Developmental Stage Company)
                            Statements of Cash Flows

                                                                     October 2,
                                                                        1998
                                                                     (Inception)
                                            For the Year Ended         Through
                                                June 30,               June 30
                                           2009           2008          2009
                                         restated       restated      restated
                                       ------------   -----------   ------------

Cash flows from operating activities:
  Net loss                             $     (2,600)  $    (2,500)  $  (141,486)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:                                  --            --            --
  Increase in accrued expenses                2,500            --         2,500
                                       ------------   -----------   ------------
      Net cash provided by (used in)
      operations                               (100)       (2,500)     (138,986)

Cash flows from (used in) investing
  activities:
                                       ------------   -----------   ------------
      Net cash used in investing
      activities                                 --            --             --
                                       ------------   -----------   ------------

Cash flows from financing activities:
  Loan from officer/shareholder                  --            --       (42,384)
  Loan from related party                        --            --        54,990
  Expense paid by controlling
   shareholder as contribution to
   capital                                    2,500         2,500
  Issuance of common stock                      100            --       123,880
                                       ------------   -----------   ------------
      Net cash provided by financing
      activities                                100         2,500       138,986
                                       ------------   -----------   ------------
      Net change in cash                         --            --            --

Cash, beginning of period                        --            --            --
                                       ------------   -----------   ------------

Cash, end of period                    $         --   $        --   $        --
                                       ============   ===========   ============

Supplemental disclosure of cash
flow information:
  Interest paid                        $         --   $        --   $        --
                                       ============   ===========   ============
  Income taxes paid                    $         --   $        --   $       260
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

NOTE 2 - STOCKHOLDERS' EQUITY

COMMON STOCK

The Company has authorized fifty million (50,000,000) shares of common stock, having one hundredth of a cent ($0.001) par value per share. On October 2, 1998 the Company issued a total of 9,250,000 shares to its three founders for services rendered in connection with the organization of the Company. Also in 1998 the Company issued 600,000 shares of common stock for cash, net of offering costs, in the amount of $6,000. Also in 1998 the Company issued 1,000,000 shares of common stock for cash, net of offering costs, in the amount of $50,000.

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

NOTE 5 - INCOME TAXES

At June 30, 2009, the Company has a net operating loss carryforward for tax purposes of approximately $141,486 which expires through the year 2019. The Internal Revenue Code contains provisions which may limit the loss carryforward available if significant changes in stockholder ownership of the Company occur. There was no income and no provisions for income taxes for the years ended June 30, 2009 and 2008.

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

During the fiscal year ended, expense of $ 2,500 a controlling shareholder paid has been treated as additional paid-in capital.

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

Effects of the restatement by line item follow:

Audited Consolidated Balance Sheets

                                              June 30,
                                                2009
                                                 As        Impact      June 30,
                                             Previously      of          2009
                                              Reported     Change      Restated
                                             ----------   --------   -----------

Cash                                         $       --         --   $       --
                                             ----------   --------   -----------
          Total current assets                       --         --           --
                                             ----------   --------   -----------
          Total assets                       $       --         --   $       --
                                             ==========   ========   ===========

Current liabilities:
   Notes payable - related party                 11,606                  11,606
   Note payable                                   1,000                   1,000
   Accrued expenses                                  --      2,500        2,500
                                             ----------   --------   -----------
     Total current Liabilities                   12,606                  15,106

          Total liabilities                      12,606      2,500       15,606
                                             ----------   --------   -----------

   Preferred stock, $.001 par
     value, 50,000,000 shares
     authorized, none issued or
     outstanding                                     --         --           --
   Common stock, $.001 par value;
     200,000,000 shares authorized,
     authorized, 645,889 and 545,889
     shares issued and
     outstanding respectively                       155         --          155
   Additional paid-in capital                   123,725         --      123,725
   Retained earnings                                 --                      --
   Deficit accumulated during
     development stage                         (136,486)    (2,500)    (141,486)
                                             ----------   --------   -----------
          Total shareholders'
          equity (deficit)                      (12,606)                (17,606)
                                             ----------   --------   -----------
                                             $       --              $       --
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
                              ==========                ==========   ===========

Statement of Comprehensive Income (Loss)

                                                                     October 2,
                                                                        1998
                                                                     (Inception)
                                               For the Year Ended      Through
                                                    June 30            June 30,
                                                2009        2008       2009
                                             ----------   --------  ------------

Loss for the Year as previously stated       $       --   $     --  $  (136,486)

Impact of errors 2008                                                    (2,500)
Impact of errors 2009                                --         --       (2,500)
                                             ----------   --------  ------------

Comprehensive Loss restated                  $       --   $     --  $  (141,486)
                                             ==========   ========  ============


Statement of Changes of Stockholders Equity
Restated

                                                        Additional      Total
                     Common Stock           Paid-In    Accumulated  Stockholders
                  Shares      Par Value     Capital     Deficit        Equity
                ----------   ----------   ----------  ------------  ------------

Balance at
June 30,
2007               545,889           55      123,725      (136,386)     (12,606)

Impact of
errors                                         2,500       (2,500)           --
                ----------   ----------   ----------  ------------  ------------
Balance at
June 30, 2008
as previously
reported           545,889           55      126,225      (138,886)     (12,606)

Impact of
errors                                                      (2,500)      (2,500)
                ----------   ----------   ----------  ------------  ------------
Balance at
June 30,
2009
restated           645,889          155      126,225      (141,486)     (15,106)

Audited Statement of Cash Flows

                                                                      October 2,
                                                                         1998
                                                                     (Inception)
                                                                       Through
                               June 30,                   June 30      June 30,
                                 2009                      2009          2009
                              ----------   ----------   ----------   -----------
                              Previously   Impact of     Restated     Restated
                              Reported       Change

Cash flows from operating
 activities:
   Net loss                   $     (100)      (2,500)  $   (2,600)  $ (141,486)
   Adjustments to reconcile
     net loss to net cash
     used in operating
     activities:
   Increase in accrued
     expenses                                   2,500        2,500        2,500
                              ----------                ----------   -----------
        Net cash provided by
        (used in) operations        (100)                     (100)     138,896

Cash flows from (used in)
   investing activities:
        Net cash used in
        investing activities          --                        --           --
                              ----------                ----------   -----------

Cash flows from financing
  activities:
   Loan from officer/
     shareholder                      --                        --       42,384
   Loan from related party            --                        --       54,990
   Expense paid by
     controlling shareholder
     as contribution to
     capital                                                    --        2,500
   Issuance of common stock          100                        --      123,880
                              ----------                ----------   -----------
        Net cash provided by
        financing activities         100                        --      138,986
                              ----------                ----------   -----------

        Net change in cash            --                        --           --

Cash, beginning of period             --                        --           --
                              ----------                ----------   -----------
Cash, end of period           $       --                $       --   $       --
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



Dated: March 24, 2010                      /s/ David Roff
                                           ---------------------------
                                           David Roff
                                           CEO, CFO and Director
                                           (Principal Executive Officer)

--------------------------------------------------------------------------------