Form 10-Q
period 2010-03-31
Arkson Neutraceuticals Corp.
filed 2010-05-05
CIK 1389413

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                       ----------------------------------

                                   FORM 10-Q

                       ----------------------------------

 (Mark One)

[X] QUARTERYLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                            For the quarter ended March 31, 2010

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                 For the transition period from _____ to _______

                       Commission file number: 333-103780
                       ----------------------------------

                          ARKSON NEUTRACEUTICALS CORP.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

            Delaware                                        51-0383940
---------------------------------                       ------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                27 Chicora Ave                                 M5R 1T7
            Toronto Ontario, Canada
------------------------------------------              -------------------
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


  Large accelerated filer                    Accelerated filer

  Non-accelerated (Do not check if a smaller Smaller reporting company [X] reporting company) filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [X] No

The Company's stock is traded on the OTC-BB. As of March 31, 2010, there were 152,889 shares of stock held by non-affiliates. As of March 31, 2010, 645,889 shares of the common stock of the registrant were outstanding.

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                          ARKSON NUTRACEUTICALS CORP.
                                 Balance Sheets


                                                     March 31,        June 30,
                                                       2010             2009
                                                   -------------   -------------
                                                    (Unaudited)      (Audited)

                  Assets

Cash                                               $          --   $         --
                                                   -------------   -------------
         Total current assets                                 --             --
                                                   -------------   -------------

         Total assets                              $          --   $         --
                                                   =============   =============

   Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts Payable and accrued expenses            $       2,000   $      2,500
  Note payable - related party                                --         11,606
  Note payable                                            12,606          1,000
  Shareholder loan                                         6,624             --
                                                   -------------   -------------
         Total current liabilities                        21,230         15,106
                                                   =============   =============

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 50,000,000
    shares authorized, none issued or outstanding              --            --
  Common stock, $.001 par value; 200,000,000
    shares authorized, authorized, 645,889
    shares issued and outstanding respectively               155            155
  Additional paid-in capital                             126,225        126,225
  Retained earnings                                           --             --
  Deficit accumulated during development stage          (147,610)      (141,486)
                                                   -------------   -------------

         Total stockholders' equity (deficit)            (21,230)       (15,106)
                                                   -------------   -------------

         Total liabilities and stockholders'
         equity (deficit)                          $          --   $         --
                                                   =============   =============




   The accompanying notes are an integral part of these financial statements

                                          ARKSON NUTRACEUTICALS CORP.
                                           Statements of Operations
                                                  (unaudited)


                                                                                                   October 2,
                                                                                                     1998
                                                                                                  (Inception)
                                       Three-Month Period Ended       Nine-Month Period ended       Through
                                              March 31,                    March 31,               March 31,
                                         2010           2009         2010          2009              2010
                                     -------------  -------------  -------------  -------------  -------------
Revenue                                         --             --             --             --            --
                                     -------------  -------------  -------------  -------------  -------------

Operating expenses:

   Advertising                                  --             --             --             --         2,198
   Bank Charges and Expense                     --             --             --             --         1,102
   Dues, subscription and membership            --             --             --             --         1,005
   Miscellaneous expenses                                      --                            --           152
   Office expense                            1,056             --          1,841             --         3,257
   Professional expense                      2,283             --          4,283             --        96,431
   Rent                                         --             --             --             --        27,796
   Travel and entertainment                     --             --             --             --        15,893
                                     -------------  -------------  -------------  -------------  -------------

Total operating expenses             $       3,339  $          --  $       6,124  $          --       147,834
                                     -------------  -------------  -------------  -------------  -------------

      Operating income (Loss)               (3,339)            --         (6,124)            --      (147,834)
                                     -------------  -------------  -------------  -------------  -------------

      Other income (Expense)                    --             --             --             --           290
      Interest Income                           --             --             --             --           194
                                     -------------  -------------  -------------  -------------  -------------
      Other income                              --             --             --             --           484

      Income tax
      Current income tax                        --             --             --             --          (260)
      Income tax benefit                        --             --             --             --            --
                                     -------------  -------------  -------------  -------------  -------------

   Net income (Loss)                        (3,339)            --         (6,124)            --      (147,610)
                                     =============  =============  =============  =============  =============


Basic and diluted loss per share     $          --  $          --             --  $          --
                                     =============  =============  =============  =============

Basic and diluted weighted average
   common shares outstanding               645,889      1,967,222        645,889      1,967,222
                                     =============  =============  =============  =============

Diluted weighted average common
shares outstanding                         645,889      1,967,222        645,889      1,967,222
                                     =============  =============  =============  =============



                   The accompanying notes are an integral part of these financial statements

                          ARKSON NUTRACEUTICALS CORP.
                            Statements of Cash Flows
                                  (unaudited)


                                                                     October 2,
                                                                       1998
                                                                    (Inception)
                                           Nine-Months Ended          Through
                                               March 31,             March 31,
                                          2010           2009          2010
                                     -------------  -------------  -------------

Cash flows from operating activities:
  Net loss                           $      (6,124) $          --  $   (147,610)
  Adjustments to reconcile net loss
    to net cash used in
    operating activities:
    Increase in Accounts Payable
    Increase in Accrued Expenses              (500)            --         4,500
                                     -------------  -------------  -------------
         Net cash provided by
         (used in) operations               (6,624)            --      (143,110)

Cash flows from (used in) investing
activities:
                                     -------------  -------------  -------------
         Net cash used in
         investing activities                   --             --            --
                                     -------------  -------------  -------------

Cash flows from financing activities:
  Loan from officer/shareholder              6,624             --       (35,760)
  Loan from related party                       --             --        54,990
  Issuance of common stock                      --             --       123,880
                                     -------------  -------------  -------------
         Net cash provided by
         financing activities                6,624             --       143,110
                                     -------------  -------------  -------------

         Net change in cash                     --             --            --

Cash, beginning of period                       --             --            --
                                     -------------  -------------  -------------

Cash, end of period                  $          --  $          --  $         --
                                     =============  =============  =============

Supplemental disclosure of cash
 flow information:
  Interest paid                      $          --             --  $          --
                                     =============  =============  =============
  Income taxes paid                  $          --  $          --  $        260
                                     =============  =============  =============





   The accompanying notes are an integral part of these financial statements

                          ARKSON NUTRACEUTICALS CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements
                            March 31, 2010 and 2009

NOTE 1- UNAUDITED INFORMATION

The balance sheet of Arkson Nutraceuticals Corp. (the "Company"), as of March 31, 2010, and the statements of operations and cash flows for the three month and nine month periods ended March 31, 2010 and 2009, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2010, and the results of operations for the three months and nine months ended March 31, 2010 and 2009.

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

The Company issued 100,000 in May 2009.

As of March 31, 2010 there were 645,889 shares of common stock issued and outstanding.

PREFERRED STOCK

The Company currently has 50,000,000 preferred shares authorized. As of March 31, 2010 there were no shares of preferred shares issued.

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

NOTE 4 - LOANS PAYABLE

Shareholders of the company have loaned the company $6,624. The loans are non interest bearing and has no term of repayment.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Related parties have loaned the Company $6,624. The loans are non-interest bearing and have no terms of repayment.

NOTE 7 - SUBSEQUENT EVENT

Management has evaluated subsequent events up to and including May 5, 2010 which is the date the statements were available for issuance and determined there is no reportable event to disclose.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has no current operating history and does not have any revenues or earnings from operations. As of March 31, 2010, the Company had no assets and liabilities of $21,230 and it had an accumulated deficit of $147,610. Moreover, the Company has had no revenues from inception through March 31, 2010. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business. We expect these continued operating losses to be small since the Company has no operations or employees. We are dependent upon our officers to meet any costs that may occur.

RESULTS OF OPERATIONS

The Company has no revenues to date. During the nine month period ended March 31, 2010 the company incurred costs of $6,124. These costs were for audits and transfer agent services. Our net loss since inception through March 31, 2010 was $147,610.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure at a reasonable level that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 5, 2010                ARKSON NUTRACEUTICALS, INC.


                                 By: /s/ David Roff
                                       --------------------------------
                                       David Roff
                                       President and Director

--------------------------------------------------------------------------------