Form 10-K
period 2010-06-30
Arkson Neutraceuticals Corp.
filed 2010-08-26
CIK 1389413

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                   FORM 10-K

                           --------------------------

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         For the fiscal year ended JUNE 30, 2010

[]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                 For the transition period from _____ to _______

                       Commission file number: 333-103780
                       ----------------------------------

                          ARKSON NEUTRACEUTICALS CORP.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

               Delaware                                    51-0383940
    -------------------------------                     -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                27 Chicora Ave                                 M5R 1T7
            Toronto Ontario, Canada
   ---------------------------------------               --------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this (right brace mid)Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


         Large accelerated filer                   Accelerated filer

         Non-accelerated  (Do not check if         Smaller reporting company [X]
         a smaller reporting company) filer

Indicate by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Act). Yes [X]   No

The Company's stock is traded on the OTC-BB. As of June 30, 2010, there were 152,889 shares of stock held by non-affiliates. As of June 30, 2009, 645,889 shares of the common stock of the registrant were outstanding.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None
                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER

(a) Market Price Information

The Registrant's common stock is quoted from time to time on the OTC-BB under the symbol AKSN. As of July 15, 2010, there were approximately 200 registered holders of record of the Company's Common Stock (this excludes shareholders whose stock is held by a nominee or in "street name," because a nominee or street name holder is counted as one registered shareholder even if a nominee is holding stock for many shareholders). The Company believes that it has approximately 200 shareholders when including those whose shares are held in street name.

On June 30, 2010, there were 645,889 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business

                                               High            Low
                                               ----            ---
YEAR ENDED JUNE 30, 2009
  Quarter ended June 30,                      $3.00           $3.00
  Quarter ended March 31,                      3.00            3.00
  Quarter ended December 31,                   3.00            0.30
  Quarter ended September 30,                  0.30            0.30


YEAR ENDED JUNE 30, 2010
  Quarter ended June 30,                      $0.30           $0.30
  Quarter ended March 31,                      0.30            0.30
  Quarter ended December 31,                   0.30            0.30
  Quarter ended September 30,                  0.30            0.30

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

We have no equity compensation plans at June 30, 2010.

ITEM 6. SELECTED FINANCIAL DATA

Not required for small business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE YEAR ENDED JUNE 30, 2010 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-K

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

Results of Operations

REVENUE: We have generated no revenues from our continuing operations for the years ended June 30, 2010 and 2009.

COMMON SHARES: During the year end June 30, 2010 no shares were issued.

No other shares, warrants or options were issued in the most recent fiscal year.

EXPENSES

SUMMARY

GENERAL AND ADMINISTRATIVE: Arkson spent $9,390 general and administrative costs in the year ended June 30, 2010 while $2,600 in such costs were incurred in the year ended June 30, 2009.

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

At June 30, 2010, we had no assets and had liabilities of $24,496.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2010 we did not have any contractual obligations.

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


            Report of Independent Registered Public Accounting Firm
--------------------------------------------------------------------------------


To the Board of Directors
Arkson Nutraceuticals Corp.

We have audited the accompanying balance sheets of Arkson Nutraceuticals Corp. as of June 30, 2010 and the related statements of operations, changes in shareholders' equity and cash flows for the fiscal years then ended and for the period from October 2, 1998 (inception) through June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arkson Nutraceuticals Corp. as of June 30, 2010 and the results of their operations and its cash flows for the fiscal years then ended and for the period from October 2, 1998 (inception) through June 30, 2010 in conformity with U.S. generally accepted accounting principles

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's results of operations and lack of liquidity raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stan J.H. Lee, CPA

-----------------------
Stan J.H. Lee, CPA

August 13, 2010
Fort Lee, NJ 07024

                          ARKSON NEUTRACEUTICALS CORP.
                                 Balance Sheets


                                                     June 30,        June 30,
                                                      2010             2009
                                                  -------------   --------------
                   Assets

Cash                                              $          --   $          --

                                                  -------------   --------------
         Total current assets                                --              --
                                                  -------------   --------------

               Total assets                       $          --   $          --
                                                  =============   ==============

  Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Accounts Payable and accrued expenses          $       3,070   $       2,500
   Note payable - related party                              --          11,606
   Note payable                                          12,606           1,000
   Shareholder loan                                       8,820              --
                                                  -------------   --------------
         Total current liabilities                       24,496          15,106
                                                  =============   ==============

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, $.001 par value,
     50,000,000 shares authorized, none
     issued or outstanding                                   --              --
   Common stock, $.0001 par value;
     200,000,000 shares authorized,
     authorized, 645,889 shares issued and
     outstanding respectively                               155             155
   Additional paid-in capital                           126,225         126,225
   Retained earnings                                         --              --
   Deficit accumulated during development stage        (150,876)       (141,486)
                                                  -------------   --------------

         Total stockholders' equity (deficit)           (24,496)        (15,106)
                                                  -------------   --------------

         Total liabilities and stockholders'
         equity (deficit)                         $          --   $          --
                                                  =============   ==============


   The accompanying notes are an integral part of these financial statements

                          ARKSON NEUTRACEUTICALS CORP.
                            Statements of Operations


                                                                    October 2,
                                                                       1998
                                                                    (Inception)
                                    Twelve-Month Period Ended        Through
                                            June 30,                 June 30,
                                       2010           2009             2010
                                  -------------   -------------   --------------

Revenue                                      --              --              --
                                  -------------   -------------   --------------

Operating expenses:

  Advertising                                --              --           2,198
  Bank Charges and Expense                   --              --           1,102
  Dues, subscription and
    membership                               --              --           1,005
  Miscellaneous expenses                                    100             152
  Office expense                          2,037              --           3,453
  Professional expense                    7,353           2,500          99,501
  Rent                                       --              --          27,796
  Travel and entertainment                   --              --          15,893
                                  -------------   -------------   --------------

Total operating expenses          $       9,390   $       2,600         151,100
                                  -------------   -------------   --------------

   Operating income (Loss)               (9,390)         (2,600)       (151,100)
                                  -------------   -------------   --------------

   Other income (Expense)                    --              --             290
   Interest Income                           --              --             194
                                  -------------   -------------   --------------
   Other income                              --              --             484

   Income tax
   Current income tax                        --              --            (260)
   Income tax benefit                        --              --              --
                                  -------------   -------------   --------------

  Net income (Loss)                      (9,390)         (2,600)       (150,876)
                                  =============   =============   ==============

Basic and diluted loss per share  $       (0.01)  $       (0.00)
                                  =============   =============

Basic and diluted weighted average
  common shares outstanding             645,889         645,889
                                  =============   =============

Diluted weighted average common
  shares outstanding                    645,889         645,889
                                  =============   =============


   The accompanying notes are an integral part of these financial statements

                          ARKSON NEUTRACEUTICALS CORP.
                         (A Development Stage Company)
                   Statements of Comprehensive Income (Loss)


                                                                    October 2,
                                                                       1998
                                                                   (Inception)
                                       For the Year Ended            Through
                                            June 30,                 June 30,
                                       2010           2009             2010
                                  -------------   -------------   --------------

Loss for the Year                 $      (9,390)  $      (2,600)  $    (150,876)

Other Comprehensive Income (Loss)
   Foreign currency translation
     adjustments                             --              --              --
                                  -------------   -------------   --------------

Comprehensive Loss                $      (9,390)  $      (2,600)  $    (150,876)
                                  -------------   -------------   --------------



   The accompanying notes are an integral part of these financial statements


                                            ARKSON NEUTRACEUTICALS CORP.
                               Statements of Changes in Stockholders Equity (Deficit)


                                                                   Additional                           Total
                                          Common Stock               Paid-In         Accumulated     Stockholders
                                      Shares        Par Value        Capital           Deficit          Equity
                                  -------------   -------------   --------------   --------------   ---------------
Common stock issued for services        462,500   $          46   $          (45)  $            0   $            0
Common stock issued for cash
  at $.01                                30,000               1            5,999                             6,000
Common stock issued for cash at
  $.05                                   50,000               4           49,996                            50,000
Net loss for year Ended Dec. 31,
  1998                                                                                    (37,878)         (37,878)
                                  -------------   -------------   --------------   --------------   ---------------
Balance, Dec. 31, 1998                  542,500              50           55,950          (37,878)          18,122

Common stock issued for cash at
  $1.00                                     800               0           16,000                            16,000
Net loss for year ended Dec. 31,
  1999                                                                                    (25,424)         (25,424)
                                  -------------   -------------   --------------   --------------   ---------------
Balance, Dec. 31, 1999                  543,300              50           71,950          (63,302)           8,689

Common stock issued for services             89               0            1,780                             1,780
Common stock issued for cash at
  $1.00                                   2,500               5           49,995                            50,000
Net loss for year ended Dec. 31,
  2000                                                                                    (48,070)         (48,070)
                                  -------------   -------------   --------------   --------------   ---------------
Balance, Dec. 31, 2000                  545,889              55          123,725         (111,372)          12,408

Net loss for year ended Dec. 31,
  2001                                                                                    (11,395)         (11,395)
                                  -------------   -------------   --------------   --------------   ---------------
Balance, Dec. 31, 2001                  545,889              55          123,725         (122,768)           1,012

Net loss for year ended Dec. 31,
  2002                                                                                     (8,453)          (8,453)
                                  -------------   -------------   --------------   --------------   ---------------
Balance, Dec. 31, 2002                  545,889              55          123,725         (131,221)          (7,441)

Net loss for year ended Dec. 31,
  2003                                                                                       (165)            (165)
                                  -------------   -------------   --------------   --------------   ---------------
Balance, Dec. 31, 2003                  545,889              55          123,725         (131,386)          (7,606)

Net loss for year ended Dec. 31,
  2004                                                                                                          --
                                  -------------   -------------   --------------   --------------   ---------------
Balance, Dec. 31, 2004                  545,889              55          123,725         (131,386)          (7,606)

Net loss for year ended Dec. 31,
  2005                                                                                                          --
                                  -------------   -------------   --------------   --------------   ---------------
Balance, Dec. 31, 2005                  545,889              55          123,725         (122,768)          (7,606)

Net loss for year ended Dec. 31,
  2006                                                                                                          --
                                  -------------   -------------   --------------   --------------   ---------------
Balance, Dec. 31, 2006                  545,889              55          123,725         (131,386)          (7,606)

Common stock issued for services     39,000,000           3,900           (3,900)
Common stock cancelled              (39,000,000)         (3,900)           3,900
Net loss for year ended June 30,
  2007                                                                                     (5,000)          (5,000)
                                  -------------   -------------   --------------   --------------   ---------------
Balance at June 30, 2007                545,889              55          123,725         (136,386)         (12,606)

Common stock issued for services             --              --               --
Expenses paid for by controlling
  shareholder                                                              2,500                             2,500
Net loss for the year ended
  June 30, 2008                                                                            (2,500)          (2,500)
                                  -------------   -------------   --------------   --------------   ---------------
Balance at June 30, 2008                545,889              55          126,225         (138,886)         (12,606)

Common stock issued                     100,000             100                                                100
Net loss for the year ended
  June 30, 2009                                                                            (2,600)          (2,600)
                                  -------------   -------------   --------------   --------------   ---------------
Balance at June 30, 2009                645,889             155          126,225         (141,486)         (15,106)
Net loss for the year ended
  June 30, 2010                                                                            (9,390)
                                  -------------   -------------   --------------   --------------   ---------------
Balance at June 30, 2010                645,889             155          126,225         (150,876)         (15,106)
                                  =============   =============   ==============   ==============   ===============

All of the above per share amounts have been restated from inception for the 1 for 20 reverse stock split.


                     The accompanying notes are an integral part of these financial statements

                          ARKSON NEUTRACEUTICALS CORP.
                            Statements of Cash Flows

                                                                    October 2,
                                                                       1998
                                                                   (Inception)
                                       For the Year Ended            Through
                                            June 30,                 June 30,
                                       2010           2009             2010
                                  -------------   -------------   --------------

Cash flows from operating
 activities:
   Net loss                       $      (9,390)  $      (2,600)  $    (150,876)
   Adjustments to reconcile net
     loss to net cash used
     in operating activities:
   Increase in accrued expenses              --           2,500           2,500
   Increase in accounts payable             570
                                  -------------   -------------   --------------
         Net cash provided by
         (used in) operations            (8,820)           (100)       (147,806)

Cash flows from (used in)
 investing activities:
                                  -------------   -------------   --------------
         Net cash used in
         investing activities                --              --              --
                                  -------------   -------------   --------------

Cash flows from financing
 activities:
    Loan from officer/shareholder         8,820              --         (33,564)
    Loan from related party                  --              --          54,990
    Expenses paid by controlling
      shareholders as                                                        --
      paid in capital                        --              --           2,500
    Issuance of common stock                 --             100         123,880
                                  -------------   -------------   --------------
         Net cash provided by
         financing activities             8,820             100         147,806
                                  -------------   -------------   --------------

         Net change in cash                  --              --              --

Cash, beginning of period                    --              --              --
                                  -------------   -------------   --------------

Cash, end of period               $          --   $          --   $          --
                                  =============   =============   ==============

Supplemental disclosure of
 cash flow information:
    Interest paid                 $          --   $          --   $          --
                                  =============   =============   ==============
    Income taxes paid             $          --   $          --   $
                                  =============   =============   ==============


   The accompanying notes are an integral part of these financial statements

                          ARKSON NEUTRACEUTICALS CORP.
                        (A Developmental Stage Company)
                         Notes to Financial Statements
                             June 30, 2010 and 2009



NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Arkson Neutraceuticals Corp. (the "Company"), was incorporated in the state of Delaware on October 2, 1998. The Company was organized to manufacture and sell a broad range of natural health food supplements. The Company currently has no operations is considered a development stage enterprise.

Its activities to date have been limited to capital formation, organization, development of its business plan, and discussions with representatives of private label manufacturers and wholesale buyers of natural supplements.

The Company adopted June 30 as its accounting fiscal year.

The significant accounting policies followed are:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers cash instruments with original maturities of less than three months to be cash equivalents.

START-UP COSTS

Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Due to the Company's continued losses, the Company has placed a full valuation allowance against the deferred tax asset.

The Company adopted the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10), on July 1, 2009. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 "Fair Value Measurements and Disclosures" (ASC
820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

      o Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

      o Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

      o Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures ("ASU 2010-06"). This standard updates FASB ASC 820, Fair Value Measurements ("ASC 820"). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-06 on March 1, 2010, which is not expected to have a material impact on the financial statements.

STOCK-BASED COMPENSATION

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock based compensation awards issued to non-employees for services and financing arrangements, as prescribed by FASB ASC 505-50, Equity-Based Payments to Non-Employees, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued.

NEW ACCOUNTING PRONOUNCEMENTS - IMPACT OF NEW ACCOUNTING STANDARDS

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

On August 6, 2008 the Company completed a 1 for 20 reverse stock split. After the reverse stock split the company had 545,889 common shares outstanding. The company issued 100,000 common shares to Robert Auduon in the fourth quarter of 2009. The Company currently has 645,889 common shares outstanding as of June 30, 2010 and 645,889, June 30, 2009.

PREFERRED STOCK

The company is authorized to issued fifty million (50,000,000) shares of preferred stock at $0.001 par value. There are no shares of preferred stock issued or outstanding as of June 30, 2010 or 2009.

NOTE 3 - NOTES

                                                                      June 30,
                                                                       2010
                                                                  --------------
Notes payable shareholder

Notes payable, originally at 10 % interest per annum
and all accrued interest to date forgiven, agreement
date - May 26, 2007, maturity date - November 26, 2007            $       5,000

Notes payable, originally at 10 % interest per annum
and all accrued interest to date forgiven, agreement
date - September 29, 2007, maturity date - March 29, 2008                 6,606

Notes payable, originally at 10 % interest per annum
and all accrued interest to date forgiven, agreement
date - September 11, 2005, maturity date - March 11, 2006         $       1,000
                                                                  --------------
                                                                  $      12,606
                                                                  ==============

All notes provides default clause under which the note holder can demand immediate payment with interest on default and option to convert at a price of $0.001 per share equivalent of the amount owning at the time of conversion. As of the date of financial statement, note holder has not demanded payment or exercised on the conversion option. Note holder has also forgiven the interest accrued to date.

NOTE 4 - EARNINGS PER SHARE

The computations of earnings per share for the years ended June 30, 2010 and 2009 were as follows:

                                                           Year Ended
                                                            June 30,
                                                      2010             2009
                                                  -------------   --------------
Loss per common share, basic

Numerator
  Net Loss                                        $      (9,390)  $      (2,600)
  Denominator
  Weighted-average shares                               645,889         645,889
  Loss per common share                           $       (0.01)  $       (0.00)

For the years ended June 30, 2010 and 2009, there were 12,606,000 shares issuable based on the terms of convertible notes for $12,606 due to an officer of the Company. Therefore, diluted earnings (loss) per share for the year ended June 30, 2010 were approximately $(0.00) per share. For the year ended June 30, 2009 diluted earnings (loss) were $0 per share.

NOTE 5 - INCOME TAXES

At June 30, 2010, the Company has a net operating loss carryforward for tax purposes of approximately $150,876 which expires through the year 2020. The Internal Revenue Code contains provisions which may limit the loss carryforward available if significant changes in stockholder ownership of the Company occur.

There was no income and no provisions for income taxes for the years ended June 30, 2010 and 2009.

NOTE 6 - RELATED PARTY TRANSACTIONS

An officer and director of the Company has loaned the Company $8,820. There are no fixed terms of repayment.

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

NOTE 8 - SUBSEQUENT EVENT

None

NOTE 9 - COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the years ended June 30, 2010 and 2009.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010 and concluded that the disclosure controls and procedures were effective.

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

Based on its evaluation, our management concluded that there is no material weakness in our internal control over financial reporting and the internal controls over financial reporting were effective.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ending June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

    Name           Position Held with the     Age    Date First Elected
                       Corporation                     / Appointed
================ =========================== ===== ========================
   David Roff      President, Secretary,      39          2009
                   Treasurer and Director
---------------- --------------------------- ----- ------------------------

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. David Roff is the co-president of Brave Consulting, a private consulting and investment corporation and has held this position since 2001. Mr. Roff has extensive experience working with small cap public companies for over ten years. Prior to that, Mr. Roff was a management consultant for Coopers & Lybrand Consulting where he advised large financial institutions, investment fund complexes and other organizations on technology and internal control strategies. He was the former President and Sole Director of Deep Well from September 10, 2003 until February 6, 2004. Mr. Roff is on the board of Directors of Deep Well Oil & Gas, (DWOG-PK) and Hudson's Grill International (HGII-PK). Mr. Roff is a Chartered Accountant with a B.A. degree from the University of Western Ontario.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer, during the fiscal year ended June 30, 2010. None of the officer receives compensation in excess of $100,000 per year.

                                                           Long-Term
Name and                   Annual Compensation          Compensation Awards
Principal         Fiscal                           Stock Options     All Other
 Position          Year    Salary        Bonus        Granted      Compensation
-------------------------------------------------------------------------------
David Roff         2009      $0           --            --               --
President          2010      $0           --            --               --

Robert Auduon      2009      $0           --            --               --
President

Agatha Auduon      2009      $0           --            --               --
CFO

Stock Option Grants

No stock options were granted during the fiscal year ended June 30, 2010 or June 30, 2009.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of June 30, 2010.

Fiscal Year-End Option Values(1)

              Shares      Value
             Acquired    Realized           Number of Shares             Value of Unexercised
               upon        From          Underlying Unexercised          In-the-Money Options
              Exercise    Exercise    Options at December 31, 2008       at December 31, 2008
Name         of Options  Of Options   Exercisable     Unexercisable  Exercisable   Unexercisable
------------------------------------------------------------------------------------------------

David Roff      --          --             --            --             $  --         $  --

Stock Option Plan

The company has no stock option plan.

Compensation of Directors

The Company does not pay any compensation to directors.

Director Compensation

               Fees                                       Nonqualified
              earned                      Non-equity        deferred
              or paid    Stock   Option  incentive plan   compensation   All other
              in cash    awards  awards   compensation     earnings     compensation   Total
Name           ($)       ($)     ($)         ($)             ($)           ($)         ($)
David Roff     $0     --         --         ---           ---            ---           $0
        \
Employment Agreements

We have no employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July , 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

    Name and Address       Amount and Nature
    of Beneficial            of Beneficial         Percentage
         Owner                 Ownership            of Class(1)
   ============================================================
   David Roff                325,000 Direct           50.03%

   Robert Auduon              39,730                   6.15%

   Agatha Auduon              68,000                  10.53%

   David Lo                  100,000                  15.48%

   Directors and Officers    325,000 Direct           50.03%
   (as a group)


      (1) Based on 645,889 shares outstanding as of June 30, 2010 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Stan J.H. Lee for the audit of the Company's financial statements as of the year end June 30, 2010 and June 30, 2009 and fees billed for other services rendered by Stan J. H. Lee during those periods.

                                           Years Ended
                                      2010             2009
                                  --------------  -------------

Audit Fees                        $        5,500  $       2,500
Audit Related Fees                $            -  $           -
Tax Fees                          $            -  $           -
All other Fees                    $            -  $           -

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

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Dated: August 26, 2010                     /s/ David Roff
                                           ---------------------------
                                           David Roff
                                           CEO, CFO and Director
                                           (Principal Executive Officer)

--------------------------------------------------------------------------------