Form 10-Q
period 2010-10-30
Arkson Neutraceuticals Corp.
filed 2010-11-02
CIK 1389413

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                   FORM 10-Q

                          ----------------------------

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                        For the quarter ended September 30, 2010

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                 For the transition period from _____ to _______

                       Commission file number: 333-103780
                       ----------------------------------

                          ARKSON NEUTRACEUTICALS CORP.
--------------------------------------------------------------------------------
                         (Exact name of small business issuer in its charter)

              Delaware                                      51-0383940
  ------------------------------                       --------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

             27 Chicora Ave                                    M5R 1T7
         Toronto Ontario, Canada
   ---------------------------------------                    ---------
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


         Large accelerated filer                   Accelerated filer

   Non-accelerated  (Do not check if a smaller     Smaller reporting company [X]
         reporting company) filer

Indicate by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Act). Yes [X]   No

The Company's stock is traded on the OTC-BB. As of September 30, 2010, there were 152,889 shares of stock held by non-affiliates. As of September 30, 2010, 645,889 shares of the common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------


                          ARKSON NEUTRACEUTICALS CORP.
                                 Balance Sheets


                                                 September 30,      June 30,
                                                     2010             2010
                                                ---------------  ---------------
                                                  (unaudited)       (audited)

                     Assets

Cash                                            $            --  $           --
                                                ---------------  ---------------

        Total current assets                                 --              --
                                                ---------------  ---------------

        Total assets                            $            --  $           --
                                                ===============  ===============

 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued expenses         $         1,570  $        3,070
  Note payable                                           12,606          12,606
  Shareholder loan                                       11,652           8,820
                                                ---------------  ---------------

        Total current liabilities                        25,828          24,496



Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.001 par value,
    50,000,000 shares authorized, none
    issued or outstanding                                    --              --
  Common stock, $.001 par value; 200,000,000
    shares authorized, authorized, 645,889
    shares issued and outstanding respectively              155             155
  Additional paid-in capital                            126,225         126,225
  Retained earnings                                          --              --
  Deficit accumulated during development stage         (152,208)       (150,876)
                                                ---------------  ---------------


        Total stockholders' equity (deficit)            (25,828)        (24,496)
                                                ---------------  ---------------

        Total liabilities and stockholders'
          equity (deficit)                      $            --  $           --
                                                ===============  ===============


   The accompanying notes are an integral part of these financial statements

                          ARKSON NEUTRACEUTICALS CORP.
                            Statements of Operations
                                  (unaudited)

                                                                   October 2,
                                                                      1998
                                                                  (Inception)
                                     Three-Months Period End        Through
                                           September 30,          September 30,
                                      2010            2009            2010
                                ---------------  --------------  ---------------

Revenue                                      --              --              --

Operating expenses:

  Advertising                                --              --           2,198
  Bank Charges and Expense                   --              --           1,102
  Dues, subscription and
    membership                               --              --           1,005
  Miscellaneous expenses                     --              --             152
  Office expense                            332             560           3,785
  Professional expense                    1,000           2,500         100,501
  Rent                                       --              --          27,796
  Travel and entertainment                   --              --          15,893
                                ---------------  --------------  ---------------

Total operating expenses        $         1,332  $        3,060  $      152,432
                                ---------------  --------------  ---------------

  Operating income (Loss)                 1,332           3,060        (152,432)
                                ---------------  --------------  ---------------

  Other income (Expense)                     --          (3,060)            290
  Interest Income                            --              --             194
                                ---------------  --------------  ---------------
  Other income                               --              --             484

  Income tax
  Current income tax                         --              --            (260)
  Income tax benefit                         --              --              --
                                ---------------  --------------  ---------------

  Net income (Loss)                      (1,332)             --        (152,208)
                                ===============  ==============  ===============

Basic and diluted loss
  per share                     $            --  $           --
                                ===============  ==============

Basic and diluted weighted
  average common shares
  outstanding                           645,889         645,889
                                ===============  ==============


   The accompanying notes are an integral part of these financial statements

                          ARKSON NEUTRACEUTICALS CORP.
                            Statements of Cash Flows
                                  (unaudited)

                                                                   October 2,
                                                                      1998
                                                                  (Inception)
                                     Three-Months Period End        Through
                                           September 30,          September 30,
                                      2010            2009            2010
                                ---------------  --------------  ---------------

Cash flows from operating
 activities:
  Net loss                      $        (1,332) $       (3,060)       (152,208)
  Adjustments to reconcile net
   loss to net cash used
   in operating activities:
    Increase in Accounts
      Payable                                --             144             570
    Increase in Accrued
      Expenses                           (1,500)                          1,000
                                ---------------  --------------  ---------------
        Net cash provided by
        (used in) operations             (2,832)         (2,916)       (150,638)

Cash flows from (used in)
  investing activities:
                                ---------------  --------------  ---------------

        Net cash used in
        investing activities                 --              --              --
                                ---------------  --------------  ---------------

Cash flows from financing
 activities:
  Loan from officer/shareholder           2,832           2,916         (30,732)
  Loan from related party                    --              --          54,990
  Expenses paid by controlling
    shareholder as paid in
    capital                                                               2,500
   Issuance of common stock                  --              --         123,880
                                ---------------  --------------  ---------------

        Net cash provided by
        financing activities              2,832           2,916         150,638
                                ---------------  --------------  ---------------


        Net change in cash                   --              --              --

Cash, beginning of period                    --              --              --
                                ---------------  --------------  ---------------

Cash, end of period             $            --  $           --  $           --
                                ===============  ==============  ===============

Supplemental disclosure of
 cash flow information:
  Interest paid                 $            --              --  $            0
                                ===============  ==============  ===============
  Income taxes paid             $            --  $           --  $          260
                                ===============  ==============  ===============


   The accompanying notes are an integral part of these financial statements

                          ARKSON NUTRACEUTICALS CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements
                          September 30, 2010 and 2009

NOTE 1- UNAUDITED INFORMATION

The balance sheet of Arkson Nutraceuticals Corp. (the "Company"), as of September 30, 2010, and the statements of operations and cash flows for the three month period ended September 30, 2010 and 2009, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2010, and the results of operations for the three month ended September 30, 2010 and 2009.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's consolidated financial statements as filed on Form 10-K for the year ended June 30, 2010.

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

The Company issued 100,000 in May 2009.

As of September 30, 2010 there were 645,889 shares of common stock issued and outstanding.

PREFERRED STOCK

The Company currently has 50,000,000 preferred shares authorized. As of September 30, 2010 there were no shares of preferred shares issued.

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

NOTE 4 - LOANS PAYABLE

Shareholders of the company have loaned the company $11,652. The loans are non interest bearing and have no term of repayment.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Related parties have loaned the Company $11,652. The loans are non-interest bearing and have no terms of repayment.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has no current operating history and does not have any revenues or earnings from operations. As of September 30, 2010, the Company had no assets and liabilities of $25,828 and it had an accumulated deficit of $152,208. Moreover, the Company has had no revenues from inception through September 30, 2010. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business. We expect these continued operating losses to be small since the Company has no operations or employees. We are dependent upon our officers to meet any costs that may occur.

RESULTS OF OPERATIONS

The Company has no revenues to date. During the three month period ended September 30, 2010 the company incurred costs of $1,332. These costs were for audits and filing fees. Our net loss since inception through September 30, 2010 was $152,432.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure at a reasonable level that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

No.      Description
---      -----------

31.1 Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Offier pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2010           ARKSON NUTRACEUTICALS, INC.


                                 By: /s/ David Roff
                                       --------------------------------
                                       David Roff
                                       President and Director

--------------------------------------------------------------------------------