Form 10-K
period 2010-12-31
First Surgical Partners Inc.
filed 2011-04-15
CIK 1389413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number	000-52458

FIRST SURGICAL PARTNERS INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0383940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 First Street, Bellaire, TX	77401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	713-665-1111

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2010, the last business day of the Company’s most recently completed second fiscal quarter, was $75,866 based on a $0.30 closing price for the Common Stock on that date.  For purposes of this computation, all executive officers, directors and shareholders holding in excess of 10% of the issued and outstanding shares of common stock have been deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers, directors and shareholders holding in excess of 10% of the issued and outstanding shares of common stock are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
40,250,005 shares of common stock as of April 13, 2011

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (U.S. $) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our", “Arkson” and "First Surgical" mean First Surgical Partners Inc. and our wholly-owned subsidiaries.

General Overview

Arkson Nutraceuticals, Inc. was incorporated on October 2, 1998 under the laws of the State of Delaware.  The Company intended to engage in the manufacture and sale of a broad range of proprietary natural health food supplement products.  The Company began to negotiate licenses with developers of natural health food supplements approximately one month after incorporation.  However, no such licenses or contracts materialized.  As a result of the Company's failure to generate licenses, contracts, or sales it operated at a loss.  By June 2001, virtually all funds raised by the sale of shares had been expended, and the Company thereafter became dormant.  From July 1, 2001 until December 31, 2010, it was inactive and could be deemed to be a so-called "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.

On November 4, 2010, we entered into a Contribution Agreement with the shareholders of First Surgical Texas, Inc. (f/k/a Piper Acquisition III, Inc.), a Nevada corporation (“First Surgical Texas”), each of which are accredited investors (“First Surgical Texas Shareholders”) pursuant to which the First Surgical Texas Shareholders agreed to contribute 100% of the outstanding securities of First Surgical Texas in exchange for 39,964,346 shares of our common stock (the “First Surgical Texas Contribution”).  On November 24, 2010, we entered an agreement with First Surgical Texas to extend the closing date to December 31, 2010, in consideration of a payment of $7,500.  The First Surgical Texas Contribution closed on December 31, 2010.  First Surgical Texas was incorporated in the State of Nevada on August 26, 2008.

Considering that, following the contribution, the First Surgical Texas Shareholders controlled the majority of our outstanding common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, First Surgical Texas was considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of First Surgical Texas securities for our net monetary assets, which were deminimus, accompanied by a recapitalization.  Accordingly, we have not recognized any goodwill or other intangible assets in connection with this transaction.  First Surgical Texas is the surviving and continuing entity and the historical financials following the reverse merger transaction are those of First Surgical Texas.

We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of First Surgical Texas.  As a result of such acquisition, our operations our now focused on the ownership and operation of two ambulatory surgery centers (“ASC”) and a general acute care hospital.  Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

Prior to the closing of the First Surgical Texas contribution on December 31, 2010, First Surgical Texas acquired First Street Surgical Center, L.P. (“FSSC”), First Surgical Woodlands, L.P. (“FSW”), and First Street Hospital, L.P. (“FSH”) (collectively, the “Subsidiaries”) from the former partners of the Subsidiaries (the “Former Partners”) pursuant to the Contribution Agreement entered between First Surgical Texas, the Subsidiaries and the Former Partners on December 1, 2010.  The Subsidiary Contribution closed on December 1, 2010, pursuant to which First Surgical Texas issued 36,000,002 shares of Common Stock in consideration of a 100% interest in the Subsidiaries.  In expectation of First Surgical Texas acquiring the Subsidiaries, and in order to expedite the closing, the Company elected to enter the Contribution Agreement with First Surgical Texas prior to First Surgical Texas acquiring the Subsidiaries.  First Surgical Texas subsequently acquired the Subsidiaries on December 1, 2010, and the Company then acquired First Surgical Texas on December 31, 2010.  FSSC, FSW and FSH are each limited partnerships formed in the State of Texas on December 6, 2002, April 1, 2005, and March 17, 2006, respectively.

On December 31, 2010, the Company entered into an Agreement and Release with David Roff, a shareholder of the Company, pursuant to which Mr. Roff returned 36,111 shares of the Company’s Common Stock for cancellation and has provided a full release of the Company in consideration of $300,000 less the repayment of any shareholder loans or accounts payable.

Effective February 18, 2011, the Company changed its name to “First Surgical Partners Inc.”  In addition, effective February 22, 2011, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from AKSN to FSPI.  The new CUSIP number is 337139109.

We have not been involved in any bankruptcy, receivership or similar proceeding.

Our Current Business

Overview

We operate two ambulatory surgery centers (“ASC”) and a general acute care hospital in the Houston area.  We partner with top surgeons in the local medical community to perform non life-threatening surgeries at these locations.  A portion of the surgeons that utilize our facilities also own securities in our company (“affiliated surgeons”).  However, there is no restriction mandating that only affiliated surgeons utilize our facilities.  As such, non-affiliated surgeons continue to utilize our facilities for the reasons described below which are focused on providing our surgeons with the ability to operate in a manner whereby their time and profit is maximized.

The procedures performed include bariatric, reconstructive and cosmetic plastics, orthopedics, pain management, neurosurgery and podiatry, all of which are often completed on an outpatient or short stay basis.  Each of our facilities resides within its own limited partnership, which we wholly own.  Since inception, the surgeons utilizing our facilities have performed nearly 38,000 procedures.  Our subsidiaries, FSSC, FSW and FSH commenced operations in the State of Texas in 2003, 2005 and 2006, respectively.

Our primary goal is to become the leading provider of outpatient and short-stay surgeries in the Houston metropolitan area.  We provide a comprehensive list of outpatient and short-stay surgical procedures performed by the surgeons at each site.  We believe we offer a premier level of patient care as well as a highly desirable outpatient facility for surgeons to perform procedures.  We compete for new surgeons through word-of-mouth marketing and our strong reputation within the healthcare community of a commitment to excellence, experienced management teams and our streamlined business model.  We believe top surgeons choose to operate in this environment because it allows them to exercise a higher degree of control over their cases, staff, facilities and schedules.  A surgeon, operating in our facilities, has control over and is able to select their staff and the appropriate operating forum, and freely schedule such surgeries.  The flexibility in staffing, operating forum and schedule is not provided in a typical large non-specialized hospital environment.  Further, the surgeons also have input on equipment to be purchased, staffing to be implemented and new specialties to be offered.  The surgeons utilizing our facilities assist in the efficiency by giving constant feedback to administration, and more importantly, participating in the operations of each facility.  Accordingly, we believe the ASC business model also allows surgeons that utilize our facilities to operate more efficiently compared to a typical large non-specialized hospital environment, enabling the surgeons to perform more surgeries per day, thereby optimizing time and profit.

Our goal is to continue to grow our revenues by attracting top quality surgeons, expanding our presence in the state of Texas, expand into additional markets selectively and enhance operating efficiencies.

Industry Background

We believe many physicians prefer surgery centers and general acute care hospitals. We believe that this is due to the non-emergency nature of the procedures performed at our surgery centers and surgical hospitals, which allow physicians to schedule their time more efficiently and therefore, increase the number of surgeries they can perform in a given amount of time.  In addition, outpatient facilities usually provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases.  While surgery centers and surgical hospitals generally perform scheduled surgeries, acute care hospitals and national health service facilities generally provide a broad range of services, including high priority and emergency procedures.  Medical emergencies often demand the unplanned use of operating rooms and result in the postponement or delay of scheduled surgeries, disrupting physicians’ practices and inconveniencing patients.  Surgery centers and surgical hospitals in the United States are designed to improve physician work environments and improve physician efficiency.  In addition, many physicians choose to perform surgery in facilities like ours because their patients prefer the comfort of a less institutional atmosphere and the convenience of simplified admissions and discharge procedures.

New surgical techniques and technology, as well as advances in anesthesia, have significantly expanded the types of surgical procedures that are being performed in surgery centers and have helped drive the growth in outpatient surgery.  Lasers, arthroscopy, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures.  Improved anesthesia has shortened recovery time by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding the need for overnight hospitalization in many cases.

In addition to these technological and other clinical advancements, a changing payor environment has contributed to the rapid growth in outpatient surgery in recent years.  Government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost containment measures to limit increases in healthcare expenditures, including procedure reimbursement.  We believe these cost containment measures have contributed to the significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective alternate sites, including surgery centers.  We believe that surgery performed at a surgery center is generally less expensive than hospital-based outpatient surgery because of lower facility development costs, more efficient staffing and space utilization and a specialized operating environment focused on quality of care and cost containment.

Our two ambulatory surgery centers and the general acute care hospital are licensed by the Texas Department of State Health Services Regulatory Licensing Unit.  Further, our ambulatory surgery centers are licensed to provide prescriptions and medications, use radiation equipment and provide outpatient surgery services in the State of Texas by the Department of Health Ambulatory Surgical Centers, Board of Pharmacy, Department of Public Safety and Department of Health-Bureau of Radiation Control.  In addition, all of our facilities are CMS certified, allowing them to be reimbursed by the Medicare.

Our Business Strategy

Our goal is to steadily increase our revenues and cash flows. The key elements of our business strategy are to:

•	attract top quality surgeons and other physicians to utilize our facilities;

•	expand our presence in the State of Texas, initially;

•	expand selectively in new markets; and

•	enhance operating efficiencies

Attract and retain top quality surgeons and other physicians

Prior to the acquisition of our subsidiaries, each of the limited partners of those partnerships had acquired their limited partnership interests for cash at such time they commenced using our facilities.  Upon acquiring such facilities, the limited partners contributed their interest to First Surgical Texas and, in turn, the shareholders of First Surgical Texas, contributed their shares to the Company in exchange for shares of the Company’s Common Stock.  Management, through their extensive contacts in the Houston, Texas medical community, will continue to market its facilities for use by additional surgeons and physicians.

Since physicians are critical to the direction of healthcare, we believe our operating model and quality of our facilities will encourage physicians to use our facilities as an extension of their practices.  We believe we attract physicians because we design our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols to increase physician productivity and promote their professional and financial success.  We believe this focus on physicians, combined with providing high quality healthcare in a friendly and convenient environment for patients, will continue to increase case volume at our facilities.

Expand our presence in the State of Texas

Our primary strategy is to grow selectively in the State of Texas.  We believe that selective acquisitions and development of new facilities in existing markets allow us to leverage our existing knowledge of these markets and to improve operating efficiencies.

Expand selectively in new markets

We may continue to enter targeted markets by acquiring and developing surgical facilities.  Although there is no guarantee, we intend to target the acquisition or development of multi-specialty centers that perform high volume, non-emergency, lower risk procedures requiring lower capital and operating costs than hospitals.  In addition, we will also consider the acquisition of multi-facility companies.  In determining whether to enter a new market, we will examine numerous criteria, including:

•	the potential to achieve strong increases in revenues and cash flows;

•	whether the physicians, healthcare systems and payors in the market are receptive to surgery centers and/or surgical hospitals;

•	the demographics of the market;

•	the number of surgical facilities in the market;

•	the number and nature of outpatient surgical procedures performed in the market;

•	the case mix of the facilities to be acquired or developed;

•	whether the facility is or will be well-positioned to negotiate agreements with insurers and other payors; and

•	licensing and other regulatory considerations.

Upon identifying a target facility, we will conduct financial, legal and compliance, operational, technology and systems reviews of the facility and conduct interviews with the facility’s management, affiliated physicians and staff.  Once we acquire or develop a facility, we focus on upgrading systems and protocols, including implementing our proprietary methodology of defined processes and information systems, to increase case volume and improve operating efficiencies.

Enhance operating efficiencies

Once we acquire a new facility, we will integrate it into our existing network by implementing a specific action plan to support the local management team and incorporate the new facility into our group purchasing contracts.

Bariatric Program Sponsorship Agreement

We entered into a Bariatric Program Sponsorship Agreement on March 22, 2006, but effective May 1, 2006, with Vital Weight Control, Inc., d/b/a NeWeigh (‘Vital’).  Per the agreement, we are sponsoring, in part, a gastroplasty program involving surgical intervention for morbid obesity.  Under the sponsorship, we make available our facility for surgeries on prospective patients that are participants in the bariatric program as well as for surgeries on other prospective patients that meet criteria for eligibility for bariatric surgery.  Vital is responsible for managing the bariatric program including coordinating the use of our facilities, nutritionists, other medical professionals, insurance professionals and other clinicians.  Vital is also responsible for marketing, advertising and promoting the bariatric program.  We are responsible for providing hospital services and making all required payments under the agreement.

In addition to the above, at all times during the term of the agreement, we shall either furnish, at our expense, or reimburse Vital amounts Vital expends for operation of the program, including office space, facilities, equipment, utilities, furniture, fixtures, office supplies, postage, courier services, and other outside services as may be reasonably required to operate the program.  The original term of the agreement commenced on May 1, 2006, for a period of 36 months.  As compensation for the services rendered by Vital, the Company was obligated to pay a program sponsorship fee of $200,000 per month.

On February 13, 2008, we amended the existing contract with Vital to operate a second facility in The Woodlands.  The amendment further extended the term of the contract for a period of one year, thus the new termination date of the agreement became May 1, 2010.  The payment of $200,000 per month continued on the existing facility as well as an additional $200,000 per month for the new facility.

On January 13, 2009, Vital terminated our agreement as a result of a breach of contract and demanded payment of $6,200,000.  On February 9, 2009, we entered a Reinstatement of Contract Agreement reinstating the contract and providing a payment to Vital of $400,000 representing payments due for January 15, 2009 and February 1, 2009.  Further, the Reinstatement provided that Vital, and not the Company, may terminate the agreement going forward.  Further, we entered into a Grant of Exclusivity Agreement providing Vital with the exclusive right to negotiate and tender contracts for the operation and management of emergency services.

On December 10, 2009, we extended and renewed the agreement for an additional two years.  Program payments for both facilities are now set to expire April 30, 2012.

Case Mix

The following table sets forth the percentage of the internally reported case volume of our facilities from each of the following specialties for the year ended December 31, 2010:

Specialty	Percentage

Bariatric and General Surgery	21.93%

Reconstructive and Cosmetic Plastics	22.92%

Orthopedics	24.88%

Pain Management	10.71%

Neurosurgery	10.89%

Podiatry	3.98%

Gynecology and Urology	2.47%

ENT	2.22%

Payor Mix

The following table sets forth the percentage of the internally reported case volume for the year ended December 31, 2010, from each of the following payors:

Payor	Percentage

Medicare	16.63%

Workers' Compensation	5.70%

Commercial Carriers	55.07%

Other (self pays, hardships, etc.)	22.60%

Competition

We have three primary competitors in the greater Houston area:

•	North Cypress Medical Center;

•	United Surgical Partners International; and

•	Foundation Surgery Affiliates

In all of our markets, our facilities compete with other providers, including major acute care hospitals and other surgery centers.  Hospitals have various competitive advantages over us, including their established managed care contracts, community position, physician loyalty and geographical convenience for physicians’ inpatient and outpatient practices.

We compete with other providers in each of our markets for patients, physicians and for contracts with insurers or managed care payors.  Competition for managed care contracts with other providers is focused on the pricing, number of facilities in the market and affiliation with key physician groups in a particular market.

There are several companies, both public and private, that acquire and develop freestanding multi-specialty surgery centers and surgical hospitals.  Some of these competitors have greater resources than we do.  The principal competitive factors that affect our ability and the ability of our competitors to acquire surgery centers and surgical hospitals are price, experience, reputation and access to capital.  Further, many physician groups develop surgery centers without a corporate partner, and this presents a competitive threat to us.

The healthcare industry, including the outpatient and short-stay surgical segment, is highly competitive and undergoes continual changes in the manner in which services are delivered and providers are selected.  Competitive factors affecting our business include quality of care, cost, treatment outcomes, convenience of location, relationships with the payor, and ability to meet the needs of the patient.

Government Regulation

Medicare and Medicaid Participation in Short Stay Surgical Facilities

Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled.  Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low income persons.  Each state Medicaid program has the option to determine coverage for ambulatory surgery center services and to determine payment rates for those services.  The State of Texas covers Medicaid short stay surgical facility services; however, it may not continue to cover short stay surgical facility services and states into which we expand our operations may not cover or continue to cover short stay surgical facility services.

Medicare payments for procedures performed at short stay surgical facilities are not based on costs or reasonable charges.  Instead, Medicare prospectively determines fixed payment amounts for procedures performed at short stay surgical facilities.  These amounts are adjusted for regional wage variations.  A portion of our revenues, representing less than 8% of our revenue, are attributable to payments received from the Medicare and Medicaid programs.

In order to participate in the Medicare program, our short stay surgical facilities must satisfy a set of regulations known as “Conditions of Participation.”  Each facility can individually meet this requirement through accreditation with the Joint Commission on Accreditation of Healthcare Organizations or other CMS-approved accreditation organizations, or through direct surveys at the direction of CMS.  All of our short stay surgical facilities are certified to participate in the Medicare program.  We have established ongoing quality assurance activities to monitor and ensure our facilities’ compliance with these conditions of participation.  Any failure by a facility to maintain compliance with these Conditions of Participation as determined by a survey could result in the loss of the facility’s provider agreement with CMS, which would prohibit reimbursement for services rendered to Medicare or Medicaid beneficiaries until such time as the facility is found to be back in compliance with the Conditions of Participation.

 The Department of Health and Human Services and the states in which we perform surgical procedures for Medicaid patients may revise the Medicare and Medicaid payments methods or rates in the future.  Any such changes could have a negative impact on the reimbursements we receive for our surgical services from the Medicare program and the state Medicaid programs.  We do not know at this time if any such changes will be made, when any changes will occur, and to what extent revisions to such payment methodologies will be implemented.

As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our short stay surgical facilities.  In late 2005, Congress enacted legislation that limited reimbursement for certain ambulatory surgery center procedures, to the lower of the rate for ambulatory surgery centers or the rate for hospital outpatient departments.  CMS implemented this legislative change effective January 1, 2007, resulting in decreased payments for approximately 280 procedures, primarily ophthalmology, dermatology and urology procedures.  As part of a Congressional mandate to revise the Medicare payment system for procedures performed in ambulatory surgery centers, CMS, in November 2007, issued a revised payment methodology for services performed in ambulatory surgery centers.  The revised system was implemented on January 1, 2008, and is phased in over a four-year period.  The revised system expanded the number of procedures that are covered in ambulatory surgery centers and, among other things, set the payment rate at approximately 65% of the payment for procedures that are performed in a hospital outpatient department.   We cannot predict at this time whether additional healthcare reform initiatives will be implemented or whether there will be other changes in the administration of government healthcare programs or the interpretation of government policies that would adversely affect our business.

Federal Anti-Kickback Law

State and federal laws regulate relationships among providers of healthcare services, including employment or service contracts and investment relationships.  These restrictions include a federal criminal law, referred to herein as the anti-kickback statute, which prohibits offering, paying, soliciting or receiving any form of remuneration in return for:

•	referring patients for services or items payable under a federal healthcare program, including Medicare or Medicaid; or

•
purchasing, leasing or ordering, or arranging for or recommending purchasing, leasing or ordering, any good, facility, service or item for which payment may be made in whole or in part by a federal healthcare program.

A violation of the anti-kickback statute constitutes a felony.  Potential sanctions include imprisonment of up to five years, criminal fines of up to $25,000, civil money penalties of up to $50,000 per act plus three times the remuneration offered or three times the amount claimed and exclusion from all federally funded healthcare programs.  The applicability of these provisions to some forms of business transactions in the healthcare industry has not yet been subject to judicial or regulatory interpretation.  Moreover, several federal courts have held that the anti-kickback statute can be violated if only one purpose (not necessarily the primary purpose) of the transaction is to induce or reward a referral of business, notwithstanding other legitimate purposes.

Pursuant to the anti-kickback statute, and in an effort to reduce potential fraud and abuse relating to federal healthcare programs, the federal government has announced a policy of a high level of scrutiny of joint ventures and other transactions among healthcare providers.  The Office of the Inspector General of the Department of Health and Human Services closely scrutinizes healthcare joint ventures involving physicians and other referral sources.

The anti-kickback statute contains provisions that insulate certain transactions from liability.  In addition, pursuant to the provisions of the anti-kickback statute, the Health and Human Services Office of the Inspector General has also published regulations that exempt additional practices from enforcement under the anti-kickback statute.  These statutory exceptions and regulations, known as “safe harbors,” if fully complied with, assure participants in particular types of arrangements that the Office of the Inspector General will not treat their participation in that arrangement as a violation of the anti-kickback statute.  The statutory exceptions and safe harbor regulations do not expand the scope of activities that the anti-kickback statute prohibits, nor do they provide that failure to satisfy the terms of a safe harbor constitutes a violation of the anti-kickback statute.  The Office of the Inspector General has, however, indicated that failure to satisfy the terms of an exception or a safe harbor may subject an arrangement to increased scrutiny.  Therefore, if a transaction or relationship does not fit within an exception or safe harbor, the facts and circumstances as well as intent of the parties related to a specific transaction or relationship must be examined to determine whether or not any illegal conduct has occurred.

Our subsidiaries that are providers of services under the Medicare and Medicaid programs are subject to the anti-kickback statute.

The Office of the Inspector General has promulgated regulations setting forth certain safe harbors under the anti-kickback statute, including a safe harbor applicable to surgery centers.  The surgery center safe harbor generally protects ownership or investment interests in a center by physicians who are in a position to refer patients directly to the center and perform procedures at the center on referred patients, if certain conditions are met.  More specifically, the surgery center safe harbor protects any payment that is a return on an ownership or investment interest to an investor if certain standards are met in one of four categories of ambulatory surgery centers (1) surgeon-owned surgery centers, (2) single-specialty surgery centers, (3) multi-specialty surgery centers, and (4) hospital/physician surgery centers.

While several federal court decisions have aggressively applied the restrictions of the anti-kickback statute, they provide little guidance regarding the application of the anti-kickback statute to our partnerships and limited liability companies.  We believe that our operations do not violate the anti-kickback statute.  However, a federal agency charged with enforcement of the anti-kickback statute might assert a contrary position.  Further, new federal laws, or new interpretations of existing laws, might adversely affect relationships we have established with physicians or other healthcare providers or result in the imposition of penalties on us or some of our facilities.  Even the assertion of a violation could have a material adverse effect upon us.

Federal Physician Self-Referral Law

Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits any physician from referring patients to any entity for the furnishing of certain “designated health services” otherwise payable by Medicare or Medicaid, if the physician or an immediate family member has a financial relationship such as an ownership interest or compensation arrangement with the entity that furnishes services to Medicare beneficiaries, unless an exception applies.  Persons who violate the Stark Law are subject to potential civil money penalties of up to $15,000 for each bill or claim submitted in violation of the Stark Law and up to $100,000 for each “circumvention scheme” they are found to have entered into, and potential exclusion from the Medicare and Medicaid programs.  In addition, the Stark Law requires the denial (or, refund, as the case may be) of any Medicare and Medicaid payments received for designated health services that result from a prohibited referral.

The list of designated health services under the Stark Law does not include ambulatory surgery services as such.  However, some of the designated health services are among the types of services furnished by our ambulatory surgery centers.  The Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, has promulgated regulations implementing the Stark Law.  These regulations exclude health services provided by an ambulatory surgery center from the definition of “designated health services” if the services are included in the surgery center’s composite Medicare payment rate.  Therefore, the Stark Law’s self-referral prohibition generally does not apply to health services provided by an ambulatory surgery center.  However, if the ambulatory surgery center is separately billing Medicare for designated health services that are not covered under the ambulatory surgery center’s composite Medicare payment rate, or if either the ambulatory surgery center or an affiliated physician is performing (and billing Medicare) for procedures that involve designated health services that Medicare has not designated as an ambulatory surgery center service, the Stark Law’s self-referral prohibition would apply and such services could implicate the Stark Law.  We believe that our operations do not violate the Stark Law, as currently interpreted.  However, it is possible that the Centers for Medicare and Medicaid Services will further address the exception relating to services provided by an ambulatory surgery center in the future.  Therefore, we cannot assure you that future regulatory changes will not result in our ambulatory surgery centers becoming subject to the Stark Law’s self-referral prohibition.

False and Other Improper Claims

The federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs.  Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes.  While the criminal statutes are generally reserved for instances of fraudulent intent, the government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances.  For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge.  The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard.

Over the past several years, the government has accused an increasing number of healthcare providers of violating the federal False Claims Act.  The False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the U.S. government.  The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim.  Because our facilities perform hundreds of similar procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant penalties.  Additionally, anti-kickback or Stark Law claims can be “bootstrapped” to claims under the False Claims Act on the theory that, when a provider submits a claim to a federal health care program, the claim includes an implicit certification that the provider is in compliance with the Medicare Act, which would require compliance with other laws, including the anti-kickback statute and the Stark Law.  As a result of this “bootstrap” theory, the U.S. government can collect additional civil penalties under the False Claims Act for claims that have been “tainted” by the anti-kickback or Stark Law violation.

Under the “qui tam,” or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the federal government.  Such private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement.  Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that a healthcare company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from a whistleblower case.  Although we believe that our operations materially comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit, or may otherwise be challenged or scrutinized by governmental authorities.  A determination that we have violated these laws could have a material adverse effect on us.

Health Information Security and Privacy Practices

The regulations promulgated under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) contain, among other measures, provisions that require many organizations, including us, to employ systems and procedures designed to protect the privacy and security of each patient’s individual healthcare information.  Among the standards that the Department of Health and Human Services has adopted pursuant to HIPAA are standards for the following:

•	electronic transactions and code sets;

•	unique identifiers for providers, employers, health plans and individuals;

•	security and electronic signatures;

•	privacy; and

•	enforcement

In August 2000, the Department of Health and Human Services finalized the transaction standards, which we comply with.  The transaction standards require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance advices.

The Department of Health and Human Services has also published a rule establishing standards for the privacy of individually identifiable health information, which we comply with.  These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions.  We are a covered entity under the final rule.  The privacy standards protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally.  These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed.  A violation of the privacy standards could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard.  The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

Finally, the Department of Health and Human Services has also issued a rule establishing, in part, standards for the security of health information by health plans, healthcare clearinghouses and healthcare providers that maintain or transmit any health information in electronic form, regardless of format. We are an affected entity under the rule. These security standards require affected entities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure integrity, confidentiality and the availability of the information.  The security standards were designed to protect the health information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure.  Although the security standards do not reference or advocate a specific technology, and affected entities have the flexibility to choose their own technical solutions, the security standards required us to implement significant systems and protocols.  We also comply with these regulations.

Signed into law on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) broadened the scope of the HIPAA privacy and security regulations.  Among other things, the ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations.  Violations of the HIPPA privacy and security regulations may result in civil and criminal penalties, and the ARRA has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity.  The ARRA increased the amount of civil penalties, with penalties now ranging up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement.  In addition, the ARRA authorized state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

In addition to HIPAA, many states have enacted their own security and privacy provisions concerning a patient’s health information.  These state privacy provisions will control whenever they provide more stringent privacy protections than HIPAA.  Therefore, a health care facility could be required to meet both federal and state privacy provisions if it is located in a state with strict privacy protections.

Number of Employees

As of December 31, 2010, we had 196 employees, of which 125 were full-time employees.  We consider relations with our employees to be good.

Environmental Matters

We are unaware of any environmental matters pending or threatened related to our operations or our facilities.

Item 1A. Risk Factors

Our business, operations, and financial position are subject to various risks. These risks are described below.

Competition for staffing, shortages of qualified personnel, and union activity may increase our labor costs and reduce profitability.

Our operations are dependent on the efforts, abilities, and experience of our management and medical support personnel, such as, nurses and other healthcare professionals.  We compete with other healthcare providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals.  In some markets, the lack of availability of nurses and other medical support personnel has become a significant operating issue to healthcare providers.  This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to hire more expensive temporary personnel.  We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.

If our labor costs increase, we may not be able to raise rates to offset these increased costs.  Union activity is another factor that contributes to increased labor costs.  Various federal legislative proposals, including the proposed Employee Free Choice Act or “card check” bill, would likely result in increased union activity in general.  We cannot, however, predict the form or effect of final legislation, if any, that might promote union activity.  Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.

If we fail to comply with the extensive laws and government regulations applicable to healthcare providers, we could suffer penalties or be required to make significant changes to our operations.

As a healthcare provider, we are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification, and accreditation;

•	coding and billing for services;

•	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws;

•	quality of medical care;

•	use and maintenance of medical supplies and equipment;

•	maintenance and security of medical records;

•	acquisition and dispensing of pharmaceuticals and controlled substances; and

•	disposal of medical and hazardous waste.

In the future, changes in these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our investment structure, hospitals, equipment, personnel, services, capital expenditure programs, operating procedures, or contractual arrangements.

Although we have invested substantial time, effort, and expense in implementing internal controls and procedures designed to ensure regulatory compliance, if we fail to comply with applicable laws and regulations we could be subjected to liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals, and (3) exclusion or suspension of one or more of our hospitals from participation in Medicare, Medicaid, and other federal and state healthcare programs.  Substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

As part of our growth strategy, we intend to pursue acquisitions of existing surgical facilities.  Acquisitions may involve significant cash expenditures, potential debt incurrence and operational losses, dilutive issuances of equity securities and expenses that could have a material adverse effect on our financial condition, results of operations and cash flow.  Acquisitions involve numerous risks, including:

•	the difficulty and expense of integrating acquired personnel into our business;

•	the diversion of management’s time from existing operations;

•	the potential loss of key employees of acquired companies;

•	the difficulty of assignment and/or procurement of managed care contractual arrangements; and

•	the assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

We may not be successful in obtaining financing for acquisitions at a reasonable cost, or such financing may contain restrictive covenants that limit our operating flexibility.  We also may be unable to surgical facilities, or successfully operate such facilities, following their acquisition.

We depend on payments from third party payors, including government healthcare programs.  If these payments are reduced, our revenue will decrease.

We are dependent upon private and governmental third party sources of payment for the services provided to patients in our surgery centers and surgical hospital.  The amount of payment a surgical facility receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third party payors.

If we are unable to acquire and develop additional surgical facilities on favorable terms, are not successful in integrating operations of acquired surgical facilities, or are unable to manage growth, we may be unable to execute our acquisition and development strategy, which could limit our future growth.

Our strategy is to increase our revenues and earnings by acquiring and developing additional surgical facilities.  Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions.  We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future.  The surgical facilities we develop typically incur losses in their early months of operation (more so in the case of surgical hospitals) and, until their case loads grow, they generally experience lower total revenues and operating margins than established surgical facilities, and we expect this trend to continue.  We may not be successful in acquiring surgical facilities, developing surgical facilities or achieving satisfactory operating results at acquired or newly developed facilities.  Further, the companies or assets we acquire in the future may not ultimately produce returns that justify our related investment.  If we are not able to execute our acquisition and development strategy, our ability to increase revenues and earnings through future growth would be impaired.

If we are not successful in integrating newly acquired surgical facilities, we may not realize the potential benefits of such acquisitions.  Likewise, if we are not able to integrate acquired facilities’ operations and personnel with ours in a timely and efficient manner, then the potential benefits of the transaction may not be realized.  Further, any delays or unexpected costs incurred in connection with integration could have a material adverse effect on our results of operations and cash flow.  In particular, if we experience the loss of key personnel or if the effort devoted to the integration of acquired facilities diverts significant management attention or other resources from other operational activities, our operations could be impaired.

If we incur material liabilities as a result of acquiring surgical facilities, our operating results could be adversely affected.

Although we conduct extensive due diligence prior to the acquisition of surgical facilities and seek indemnification from prospective sellers covering unknown or contingent liabilities, we may acquire surgical facilities that have material liabilities for failure to comply with healthcare laws and regulations or other past activities.  Although we maintain professional and general liability insurance, we do not currently maintain insurance specifically covering any unknown or contingent liabilities that may have occurred prior to the acquisition of surgical facilities.  If we incur these liabilities and are not indemnified or insured for them, they could have a material adverse effect on our business, financial position, results of operations, and cash flows.

We depend on our relationships with the physicians who use our facilities.  Our ability to provide medical services at our facilities would be impaired and our revenues reduced if we are not able to maintain these relationships.

Our business depends upon the efforts and success of the physicians who provide medical and surgical services at our facilities and the strength of our relationships with these physicians.  Our revenues would be reduced if we lost our relationship with one or more key physicians or group of physicians or such physicians or groups reduce their use of our facilities.  In addition, any failure of these physicians to maintain the quality of medical care provided, or to otherwise adhere to professional guidelines at our surgical facilities, or any damage to the reputation of a key physician or group of physicians, could damage our reputation, subject us to liability and significantly reduce our revenues.

Our surgical facilities face competition for patients from other health care providers.

The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years.  Generally, other facilities in the local communities served by our facilities provide services similar to those offered by our surgery centers and surgical hospital.  In addition, the number of freestanding surgical hospitals and surgery centers in Texas has increased significantly.  As a result, our facilities operate in a highly competitive environment.  Some of the hospitals that compete with our facilities are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis.  Our surgery centers and surgical hospital are facing increasing competition from unaffiliated physician-owned surgery centers and surgical hospitals for market share in high margin services and for quality physicians and personnel.  If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our surgery centers and surgical hospital, we may experience an overall decline in patient volume.

Current economic conditions may adversely affect our financial condition and results of operations.

The current economic conditions will likely have an impact on our business.  We regularly monitor quantitative as well as qualitative measures to identify changes in our business in order to react accordingly.  Although we have not seen any significant trends as it relates to our case volume through December 2010, there can be no assurance that we will not be negatively impacted.  The most likely impact on us will be lower case volumes as elective procedures may be deferred or cancelled, which could have a material adverse effect on our financial position, results of operations, and cash flows.

Our revenues may be reduced by changes in payment methods or rates under the Medicare or Medicaid programs.

The Department of Health and Human Services and the states in which we perform surgical procedures for Medicaid patients may revise the Medicare and Medicaid payment methods or rates in the future.  Any such changes could have a negative impact on the reimbursements we receive for our surgical services from the Medicare program and the state Medicaid programs.  Notably, as part of a Congressional mandate to revise the Medicare payment system for procedures performed in ambulatory surgery centers, the Center for Medicare and Medicaid Services published proposed rules revising the payment system for ambulatory surgery centers in August 2006.  The final rule expanded the number of procedures that are covered in ambulatory surgery centers and, among other things, set the payment rate at approximately 65% of the payment for the same procedure when performed in a hospital outpatient department.  The final rule is being phased in over a four-year period which began in 2008.

Efforts to regulate the construction, acquisition or expansion of healthcare facilities could prevent us from acquiring additional surgical facilities, renovating our existing facilities or expanding the breadth of services we offer.

In several states, you must obtain prior approval for the construction, acquisition or expansion of healthcare facilities or expansion of the services they offer.  When considering whether to approve such projects, these states take into account the need for additional or expanded healthcare facilities or services.  Although we have not previously been required to obtain a certificate in the State of Texas, we may not be able to obtain the certificates we need or other required approvals for additional or expanded facilities or services in the future.  In addition, at the time we acquire a facility, we may agree to replace or expand the acquired facility.  Further, over the last several years, changes in federal regulations regarding hospitals, specifically physician-owned hospitals, have created additional challenges from an operation perspective.  Many of these changes have resulted in limitations, including moratoriums on physician-owned start-up hospitals.  Although the moratorium on physician-owned start-up hospitals may prevent us from developing start up hospitals, we will be able to acquire existing hospitals as well as develop surgical centers.  If we are unable to obtain the required approvals, or if the moratorium is not lifted, we may not be able to acquire additional surgery centers or surgical hospitals, expand the healthcare services provided at these facilities, replace or expand acquired facilities or develop new start up hospitals, each of which could have a negative impact on our potential growth prospects, if any.

Failure to comply with federal and state statutes and regulations relating to patient privacy and electronic data security could negatively impact our financial results.

There are currently numerous federal and state statutes and regulations that address patient privacy concerns and federal standards that address the maintenance of the security of electronically maintained or transmitted electronic health information and the format of transmission of such information in common health care financing information exchanges.  These provisions are intended to enhance patient privacy and the effectiveness and efficiency of healthcare claims and payment transactions.  In particular, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 required us to implement new systems and to adopt business procedures for transmitting health care information and for protecting the privacy and security of individually identifiable information.

We believe that we are in material compliance with existing state and federal regulations relating to patient privacy, security and with respect to the format for electronic health care transactions.  However, if we fail to comply with the federal privacy, security and transactions and code sets regulations, we could incur significant civil and criminal penalties.  Failure to comply with state laws related to privacy could, in some cases, also result in civil fines and criminal penalties.

If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations.

We are subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which we operate.  These laws and regulations require that our healthcare facilities meet various licensing, certification and other requirements, including those relating to:

•	physician ownership;

•	the adequacy of medical care, equipment, personnel, operating policies and procedures;

•	building codes;

•	licensure, certification and accreditation;

•	billing for services;

•	handling of medication;

•	maintenance and protection of records; and

•	environmental protection

We believe that we are in material compliance with applicable laws and regulations.  However, if we fail or have failed to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored healthcare programs.  A number of initiatives have been proposed during the past several years to reform various aspects of the healthcare system.  In the future, different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.  Current or future legislative initiatives or government regulation may have a material adverse effect on our operations or reduce the demand for our services.

In pursuing our growth strategy, we may expand our presence into new geographic markets.  In entering a new geographic market, we will be required to comply with laws and regulations of jurisdictions that may differ from those applicable to our current operations.  If we are unable to comply with these legal requirements in a cost-effective manner, we may be unable to enter new geographic markets.

If a federal or state agency asserts a different position or enacts new laws or regulations regarding illegal remuneration under the Medicare or Medicaid programs, we may be subject to civil and criminal penalties, experience a significant reduction in our revenues or be excluded from participation in the Medicare and Medicaid programs.

The federal anti-kickback statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referrals for items or services payable by Medicare, Medicaid, or any other federally funded healthcare program.  Additionally, the anti-kickback statute prohibits any form of remuneration in return for purchasing, leasing or ordering, or arranging for or recommending the purchasing, leasing or ordering of items or services payable by Medicare, Medicaid or any other federally funded healthcare program.  The anti-kickback statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations.  Moreover, several federal courts have held that the anti-kickback statute can be violated if only one purpose (not necessarily the primary purpose) of a transaction is to induce or reward a referral of business, notwithstanding other legitimate purposes.  Violations of the anti-kickback statute may result in substantial civil or criminal penalties, including up to five years imprisonment and criminal fines of up to $25,000 and civil penalties of up to $50,000 for each violation, plus three times the remuneration involved or the amount claimed and exclusion from participation in all federally funded healthcare programs.  An exclusion, if applied to our surgery centers or surgical hospitals, could result in significant reductions in our revenues, which could have a material adverse effect on our business.

Although we believe that our business arrangements do not violate the anti-kickback statute, a government agency or a private party may assert a contrary position.  Additionally, new domestic federal or state laws may be enacted that would cause our relationships with the physician investors to become illegal or result in the imposition of penalties against us or our facilities.  If any of our business arrangements with physician investors were deemed to violate the anti-kickback statute or similar laws, or if new domestic federal or state laws were enacted rendering these arrangements illegal, our business could be adversely affected.

Also, most of the states in which we operate have adopted anti-kickback laws, many of which apply more broadly to all third-party payors, not just to federal or state healthcare programs.  Many of the state laws do not have regulatory safe harbors comparable to the federal provisions and have only rarely been interpreted by the courts or other governmental agencies.  We believe that our business arrangements do not violate these state laws.  Nonetheless, if our arrangements were found to violate any of these anti-kickback laws, we could be subject to significant civil and criminal penalties that could adversely affect our business.

If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of reimbursement revenues.

The U.S. federal physician self-referral law, commonly referred to as the Stark law, prohibits a physician from making a referral for a “designated health service” to an entity to furnish an item or service payable under Medicare if the physician or a member of the physician’s immediate family has a financial relationship with the entity such as an ownership interest or compensation arrangement, unless an exception applies.  The list of designated health services under the Stark law does not include ambulatory surgery services as such.  However, some of the designated health services are among the types of services furnished by our facilities.

The Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, has promulgated regulations implementing the Stark law.  These regulations exclude health services provided by an ambulatory surgery center from the definition of “designated health services” if the services are included in the facility’s composite Medicare payment rate.  Therefore, the Stark law’s self-referral prohibition generally does not apply to health services provided by a surgery center.  However, if the surgery center is separately billing Medicare for designated health services that are not covered under the surgery center’s composite Medicare payment rate, or if either the surgery center or an affiliated physician is performing (and billing Medicare) for procedures that involve designated health services that Medicare has not designated as an ambulatory surgery center service, the Stark law’s self-referral prohibition would apply and such services could implicate the Stark law.  We believe that our operations do not violate the Stark Law, as currently interpreted.

Companies within the healthcare industry continue to be the subject of federal and state audits and investigations, which increases the risk that we may become subject to investigations in the future.

Both federal and state government agencies, as well as private payors, have heightened and coordinated audits and administrative, civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations.  These investigations relate to a wide variety of topics, including the following:

•	cost reporting and billing practices;

•	quality of care;

•	financial reporting;

•	financial relationships with referral sources; and

•	medical necessity of services provided.

In addition, the Office of the Inspector General of the Department of Health and Human Services and the Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse.  Moreover, another trend impacting healthcare providers is the increased use of the federal False Claims Act, particularly by individuals who bring actions under that law.  Such “qui tam” or “whistleblower” actions allow private individuals to bring actions on behalf of the government alleging that a healthcare provider has defrauded the federal government.  If the government intervenes and prevails in the action, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil monetary penalties of between $5,500 and $11,000 for each false claim submitted to the government.  As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment.  If the government does not intervene in the action, the qui tam plaintiff may pursue the action independently.  Additionally, some states have adopted similar whistleblower and false claims provisions.  Although companies in the healthcare industry have been, and may continue to be, subject to qui tam actions, we are unable to predict the impact of such actions on our business, financial position or results of operations.

If we become subject to significant legal actions, we could be subject to substantial uninsured liabilities.

In recent years, physicians, surgery centers, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice or related legal theories.  Many of these actions involve large monetary claims and significant defense costs.  We do not employ any of the physicians who conduct surgical procedures at our facilities and the governing documents of each of our facilities require physicians who conduct surgical procedures at our facilities to maintain stated amounts of insurance.  Additionally, to protect us from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations.  If we become subject to claims, however, our insurance coverage may not cover all claims against us or continue to be available at adequate levels of insurance.  If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, we could be adversely affected.

If we are unable to effectively compete for physicians, strategic relationships, acquisitions and managed care contracts, our business could be adversely affected.

The healthcare business is highly competitive.  We compete with other healthcare providers, primarily other surgery centers and hospitals, in recruiting physicians and contracting with managed care payors.  There are major unaffiliated hospitals in each market in which we operate.  These hospitals have established relationships with physicians and payors.  In addition, other companies either are currently in the same or similar business of developing, acquiring and operating surgery centers and surgical hospitals or may decide to enter our business.  Many of these companies have greater financial, research, marketing and staff resources than we do.  We may also compete with some of these companies for entry into strategic relationships with not-for-profit healthcare systems and healthcare professionals.  If we are unable to compete effectively with any of these entities, we may be unable to implement our business strategies successfully and our business could be adversely affected.

Because our senior management has been key to our growth and success, we may be adversely affected if we lose any member of our senior management.

We are highly dependent on our senior management, including Dr. Jacob Varon, who is our chairman, and Mr. Anthony Rotondo, who is our chief executive officer and president.  We presently do not have employment agreements with Dr. Varon or Mr. Rotondo and we do not maintain “key man” life insurance policies on any of our officers.  Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management or other personnel could have a material adverse effect on us.

A small number of existing shareholders own a significant amount of our Common Stock, which could limit your ability to influence the outcome of any shareholder vote.

Our executive officers, directors and shareholders holding in excess of 5% of our issued and outstanding shares, beneficially own over 43% of our Common Stock.  Under our Articles of Incorporation and Delaware law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action.  As a result, these individuals will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities.  The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  We have experienced significant volatility in the price of our stock over the past few years.  We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.  In addition, the stock markets in general can experience considerable price and volume fluctuations.

We have not voluntary implemented various corporate governance measures, in the absence of which; shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets.  Some of these measures have been adopted in response to legal requirements.  Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed.  Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics.  While we intend to adopt certain corporate governance measures such as a code of ethics and establish an Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors, we presently do not have any independent directors.  We intend to expand our board membership in future periods to include independent directors.  It is possible that if we were to have independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct.  For example, in the absence of Audit, Nominating and Compensation Committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by our existing Board of Directors who have an interest in the outcome of the matters being decided.  Prospective investors should bear in mind our current lack of both corporate governance measures and independent directors in formulating their investment decisions.

If a public market for our common stock develops, trading may be limited under the SEC’s penny stock regulations, which may adversely affect the liquidity of our common stock.

The trading price of our common stock may be less than $5.00 per share and, as a result, our common stock would be considered a "penny stock," and trading in our common stock would be subject to the requirements of Rule 15g-9 under the Exchange Act.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements.  Generally, the broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks.  These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.  An active and liquid market in our common stock may never develop due to these factors.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

We maintain a strategy of building desirable, high quality facilities with smaller sized footprints, in order to optimize operational efficiencies, ensure high profitability per square foot, and reduce the risk of underutilization.  The facilities typically have two to five operating rooms and ancillary areas for reception, preparation, recovery, and administration.

We operate two ASCs and a general acute care hospital in the Houston area.  FSSC and FSW comprise the two ASC facilities.  FSH is the general acute care location.

FSSC is located in Bellaire, Texas.  FSSC is our flagship facility with the first procedures being performed on February 14, 2003.  The FSSC facility contains approximately 12,000 square feet and consists of four operating rooms and 10 pre-operating and recovery rooms.  On April 1, 2003, we entered into a building lease with Dr. Jacob Varon, a former partner of FSSC, who is also one of our Company’s current shareholders and a member of our Board of Directors.  The building lease is for an initial term of ten years from commencement date followed by an option to extend the initial ten year term by two consecutive five year terms.  The lease agreement calls for minimum monthly lease payments of $23,000 per month, subject to escalation to reflect increases in the consumer price index.

FSH is also located in Bellaire, Texas, directly adjacent to FSSC.  FSH is our inaugural general acute care hospital.  The FSH facility contains approximately 40,000 square feet and consists of four operating rooms, nineteen beds and an emergency room, upon completion of the Company’s hospital expansion project in 2010.  The FSH facility is staffed by physicians at all times.  On September 17, 2006, we also entered into a building lease with Dr. Jacob Varon for this facility.  The building lease is for an initial term of ten years from commencement date followed by an option to extend the initial ten year term by two consecutive ten year terms. The lease agreement calls for minimum monthly lease payments of $39,400 per month, subject to escalation to reflect increases in the consumer price index.  Our current lease has not been amended to reflect the hospital expansion project we completed in December 2010 as we incurred all the costs related to such expansion and have reflected such as leasehold improvements in our consolidated financial statements.

FSW is located in Woodlands, Texas.  The FSW facility contains approximately 12,000 square feet and consists of five operating rooms and ten pre-operating and recovery rooms.  We entered into a building lease with a non-related entity on September 1, 2005, which expires on the last day of August 2012.  Base rent is as follows:  $28,741 for the months of September 2005 through August 2007, $29,891 for the months of September 2007 through August 2010, and $30,783 for the months of September 2010 through August 2012.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are not currently only aware of any legal proceedings or claims that we believe will not have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4.  [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s authorized capital stock consists of 200,000,000 shares of common stock at a par value of $0.001 per share and 50,000,000 shares of preferred stock at a par value of $0.001 per share.  As of December 31, 2010, there were 40,000,005 shares of the Company’s common stock issued and outstanding that are held by approximately 219 stockholders of record and no shares of preferred stock issued and outstanding.

Holders of the Company’s common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.  Holders of common stock do not have cumulative voting rights.  Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors.  Holders of the Company’s common stock representing a majority of the voting power of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders.  A vote by the holders of a majority of the Company’s outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to the Company’s articles of incorporation.

Holders of the Company’s common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds.  In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock.

The Board of Directors may later determine to issue our preferred stock.  If issued, the preferred stock may be created and issued in one or more series and with such designations, rights, preferences and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock.  If preferred stock is issued and we are subsequently liquidated or dissolved, the preferred stockholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders. Although we have no present intent to do so, we could issue shares of preferred stock with such terms and privileges that a third party acquisition of our company could be difficult or impossible, thus entrenching our existing management in control of our company indefinitely.

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol FSPI.  Our transfer agent is Interwest Transfer Agent, P.O. Box 17136, Salt Lake City, UT 84117.   On April 14, 2011, the closing bid price for our common stock was $7.25.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low
March 31, 2011	$30.00	$4.00
December 31, 2010	$0.30	$0.30
September 30, 2010	$0.30	$0.30
June 30, 2010	$0.30	$0.30
March 31, 2010	$0.30	$0.30
December 31, 2009	$0.30	$0.30
September 30, 2009	$0.30	$0.30
June 30, 2009	$3.00	$3.00
March 31, 2009	$3.00	$3.00

Dividend Policy

On February 23, 2011, we declared a Special Dividend of $0.0125 per share payable to all shareholders of record on March 7, 2011.  The dividend was paid on March 8, 2011.  On April 7, 2011, we declared a Quarterly Dividend of $0.025 per share payable to all shareholders of record April 25, 2011.  We expect the Quarterly Dividend to be paid at the end of April 2011.

 Our future dividend policy will be determined from time to time by our board of directors.  There is no guarantee that we will declare or pay dividends in the future.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 31, 2010, the Company closed a Contribution Agreement with the First Surgical Texas Shareholders pursuant to which we acquired 100% of the outstanding securities of First Surgical Texas in exchange for 39,964,346 shares of our common stock.  Each of the shareholders are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

On March 23, 2011, the Company issued 250,000 shares of common stock to Don Knight, the Company’s Vice President, Finance for services rendered.  Mr. Knight assigned 41,979 of these shares of common stock to Emma Haley Knight 2011 Irrevocable Trust, 36,631 of these shares of common stock to Erin Mackenzie Knight 2011 Irrevocable Trust and 21,390 of these shares of common stock to Brayden Dane Knight 2011 Irrevocable Trust.  Mr. Knight is the trustee of each of these trusts.

This issuance of these above securities are exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.    Each of the shareholders are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On December 31, 2010, subsequent to the acquisition of First Surgical Texas, the Company entered into an Agreement and Release with David Roff, a significant shareholder of the Company, pursuant to which Mr. Roff agreed to return 36,111 shares of the Company’s Common Stock to the Company for cancellation and has provided a full release of the Company in consideration of $300,000 less the repayment of any shareholder loans or accounts payable.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes are included in Item  8.  Financial Statements and Supplementary Data.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Please see the explanatory note concerning “Forward-Looking Statements” found in Item 1 Business.  Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in Item 1A. Risk Factors.

Overview

We, along with our subsidiaries, own and operate two ambulatory surgery centers (“ASC”), First Street Surgical Center, L.P. (“FSSC”), and First Surgical Woodlands, L.P. (“FSW”), and a general acute care hospital, First Street Hospital, L.P. (“FSH”), all located in the greater Houston, Texas metropolitan area.  Procedures performed include non life-threatening surgeries, such as bariatrics, reconstructive and cosmetic plastics, orthopedics, pain management, neurosurgery and podiatry, which are often completed on an outpatient or short stay basis.

See Item 1. Business – General Overview for a complete discussion of our corporate history and recent transactions.

Executive Summary

We operate two ambulatory surgery centers and a general acute hospital that provide treatment on both an inpatient and outpatient basis.  We are a Texas-based organization with plans to expand to other areas of the country that make economic sense.  Our ASC and hospital based procedures vary, ranging from orthopedics, bariatrics, spine, general surgery, pain management, podiatry, and otolaryngology (ENT).  Our team of highly skilled physicians, nurses, radiology techs, scrub techs, physical therapists, dietitians, utilize the latest in equipment and technology to give our patients successful outcomes.  All patient care is provided by the previously mentioned experts, and all care is directed by a physician order.  We have an internal case manager that monitors each hospital patient’s progress; each patient's progress is documented with a progress note, achievement of goals, functional outcomes and a thorough discussion of a discharge plan.  This interdisciplinary approach leads to a higher, more personal level of care with excellent clinical outcomes.

We have over 30 affiliated physicians who provide medical care and surgical services to our patients.  In addition, there are an additional 60 non-affiliated physicians that use our locations for surgical procedures, many with great frequency.  Surgeons choose to perform surgeries at our facilities because of (1) the input and control they have over the facilities’ operations, (2) the quality of the facilities, (3) the well trained staff, (4) the reputations of the other surgeons using the facilities, and (5) the well respected, financially disciplined management team.  Since our formation in 2002, we have partnered with the best surgeons in their specialties covering the greater Houston area.  Since inception, these physicians have performed nearly 38,000 procedures and the number of procedures performed each year continues to grow.

During 2009, given increased demand for services requiring overnight stays, we determined that we needed to expand our general acute care hospital.  Construction of the expansion commenced in March 2010, and the project was completed and passed inspection with the Texas Department of State Health Services during November 2010.  Surgical cases were scheduled and performed on December 15, 2010.  The expansion increased the hospital from 17,000 to 40,000 square feet.  Bed capacity increased to nineteen, from five, and the operating rooms doubled from two to four.

Key Challenges

While goals were met in 2010, the following represent the challenges facing our company going forward:

•
Declining reimbursements - Third party payors are reimbursing less and less for our services.  We will continue to negotiate for favorable managed care contracts, as well as looking at alternative methods of reimbursements, such as direct contracting with self-insured employers and/or unions.

•
Highly regulated industry - Over the last several years, changes in regulations regarding hospitals, specifically physician-owned hospitals, have created additional challenges from an operation perspective.  Many of these changes have resulted in limitations, including moratoriums on physician-owned start-up hospitals.  We have analyzed the aspects of Medicare reimbursements, and the changes in Medicare reimbursements may have a slightly harmful effect on our revenues. Although the moratorium on physician-owned start-up hospitals may prevent us from developing start up hospitals, which could have a negative impact on our growth strategy, we will be able to acquire existing hospitals as well as develop surgical centers.

•
Healthcare Reform - President Obama has identified healthcare reform as a priority.  The future of healthcare reform to our book of business is concerning, yet out business model of looking at existing facilities to acquire is still advantageous.  We will continue to look at hospitals that would benefit from our leadership and model going forward.

•
Accountable Care Organizations - Known as ACO's, this model of bundling payments to the facility, physician, and all other healthcare providers is concerning.  Major healthcare reform bills being contemplated now by Congress include, at the very least, consideration of this model.  At this time, it is difficult, if not impossible to determinate how the adoption of ACO’s may impact our operations, if at all.   If adopted, the ACO model may require our company to engage additional accounting and billing personnel to coordinate payments, which, in turn, could have a negative impact on our net income.

Business Outlook

Outpatient surgical procedures, which incorporate both hospital and surgical cases, continue to increase.  Due to technology, patients are going home quicker, and the availability for certain procedures just five years ago necessitating a two night stay in a hospital are now done the same day.  We believe we differentiate ourselves from competitors by offering surgeons and physicians that are best of class, superior outcomes, and competitive management efficiencies.  We believe we will deliver shareholder value by focusing on the key items discussed.

P ayor Mix

We bill payors for professional services provided by our affiliated and non-affiliated physicians to our patients based upon rates for specific services provided.  Our billed charges are substantially the same for all parties regardless of the party responsible for paying the bill for our services.  We determine our net patient service revenue based upon the difference between our gross fees for services and our estimated ultimate collections from payors.  Net patient service revenue differs from gross fees due to (i) managed care payments at contracted rates, (ii) government-sponsored healthcare program reimbursements at government-established rates, (iii) various reimbursement plans and negotiated reimbursements from other third-parties, and (iv) discounted and uncollectible accounts of private-pay patients.

Our payor mix is composed of contracted managed care, government, principally Medicare, other third-parties and private-pay patients.

The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated:

	For the Year Ended
	December 31,
	2010	2009

Medicare	6.69%	4.14%

Worker's Compensation	3.40%	3.80%

Commercial Carriers	79.17%	83.85%

Other (self pays, hardships, etc.)	10.74%	8.21%

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Note 2 to our audited Consolidated Financial Statements as of and for the two years ended December 31, 2010 and 2009, provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting principles in the United States.  Certain of our accounting policies are critical to understanding our Consolidated Financial Statements because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.  We believe that the application of the accounting policies described in the following paragraphs is highly dependent on critical estimates and assumptions that are inherently uncertain and highly susceptible to change.  For all of these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment.  On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below.

Use of Estimates and Assumptions

Future events and their effects cannot be predicted with certainty; accordingly the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired , as additional information is obtained, and as our operating environment changes.  Significant estimates and assumptions are used for, but not limited to: (1) allowance for contractual revenue adjustments; (2) depreciable lives of assets; (3) economic lives and fair values of leased assets; (4) uncertain tax positions; and (5) contingency and litigation reserves.  The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  The Company evaluates its estimates and assumptions on a regular basis and may employ outside experts to assist in our evaluation, as considered necessary.  Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known.

Revenue Recognition

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments.  Revenues are recorded during the period the healthcare services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers.  Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements.  Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates.  The Company does not expect material changes in the estimate of prior period allowances for contractual and other adjustments. Further, we do not foresee changes in our estimate of unsettled amounts from third party payors as of the latest balance sheet date that could have a material effect on our financial position, results of operations or cash flows.

Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement.  All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries.  Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to the Company under these reimbursement programs.  These audits often require several years to reach the final determination of amounts earned under the programs.  As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. During the years ended December 31, 2010 and 2009, the Company received notices of final determination for the years ended December 31, 2009 and 2008, respectively, resulting in adjustments totaling $770,000 and $148,000, respectively.  These amounts were recorded as reductions of the Company’s net revenue.

We provide care to patients who are financially unable to pay for the healthcare services they receive, and because we do not pursue collection of amounts determined to qualify as charity care, such amounts are not recorded as revenues.

Income Taxes

We provide for income taxes using the asset and liability method.  This approach recognizes the amount of federal, state, and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns.  Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates.  A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized.  Realization is dependent on generating sufficient future taxable income.  We evaluate our tax positions and establish assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes.  We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly.  The Company and its corporate subsidiaries file a consolidated federal income tax return.  Some subsidiaries consolidated for financial reporting purposes are not part of the consolidated group for federal income tax purposes and file separate federal income tax returns.  State income tax returns are filed on a separate, combined, or consolidated basis in accordance with relevant state laws and regulations.  Partnerships, limited liability partnerships, limited liability companies, and other pass-through entities that we consolidate or account for using the equity method of accounting file separate federal and state income tax returns.  We include the allocable portion of each pass-through entity’s income or loss in our federal income tax return.  We allocate the remaining income or loss of each pass-through entity to the other partners or members who are responsible for their portion of the taxes.

Other Matters

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of our Consolidated Financial Statements.  All of our significant accounting policies are further described in Note 2 to our audited Consolidated Financial Statements as of and for the two years ended December 31, 2010 and 2009, in this Form 10-K.  The policies described in Note 2 often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance and are frequently reexamined by accounting standards setters and regulators.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue:

	For the Years Ended
	December 31,
	2010	2009
Net Revenue	100.0%	100.0%

Operating Expenses
Salaries and Benefits	24.2%	23.2%
Medical Supplies	17.4%	17.9%
Bariatric Program Sponsorship	10.4%	10.8%
Management Fees	3.9%	3.9%
Rent	4.1%	4.1%
Depreciation and Amortization	3.4%	3.2%
Other Operating Expenses	12.8%	12.0%

Total Operating Expenses	76.1%	75.1%

Other Income and Expenses
Interest Expense, net	(1.9%)	(2.3%)

Total Other Income and Expenses	(1.9%)	(2.3%)

Income Before Income Taxes	22.1%	22.6%

Income Taxes	9.7%	0.0%

Net Income	12.4%	22.6%

Our net revenue increased $1,609,830 or 3.6%, to $46,165,361 for the year ended December 31, 2010, as compared to $44,555,531 for 2009.  For all of our facilities, total cases decreased to 6,033 for the year ended December 31, 2010, as compared to 6,081 for 2009; however, hospital cases increased by 236 from 1,551 cases to 1,789 respectively.  This increase was primarily attributable to the addition of two physicians as hospital utilizers during 2010.

Salaries and benefits increased $821,130, or 7.9%, to $11,157,253, for the year ended December 31, 2010, as compared to $10,336,123 for 2009.  This increase was primarily attributable to: (i) the aforementioned higher case volume under the hospital; (ii) the need for new hospital clinical and administrative staffing to assist in accommodating the hospital expansion of two additional operating rooms and 14 additional beds in advance of the expansion opening in December 2010; (iii) the need to hire additional support staff for the accounting department, and (iv) increased premium expense for the Company’s employee health insurance.

Medical supplies increased $60,861, or 0.8%, to $8,022,665 for the year ended December 31, 2010, as compared to $7,961,804 for 2009.  This slight increase was attributable to the increased level of management involvement for monitoring the purchasing and use of medical supplies.

Our Bariatric Program Sponsorship fees were unchanged between the two years ended December 31, 2010, at $4,800,000 per year.

During the years ended December 31, 2010 and 2009, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where we retained the services of First Surgical Partners, LLC to assist us in managing and conducting day-to-day business and services.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  These fees increased $54,129 , or 3.1%, to $1,802,084  for the year ended December 31, 2010, as compared to $1,747,955  for 2009, as a direct result in corresponding increases in cash collections in these two entities.  The management agreements are currently in effect and we will continue to pay such fees under the agreed upon terms set forth therein.

Our rent increased $60,653, or 3.3%, to $1,872,290 for the year ended December 31, 2010, as compared to $1,811,637 for 2009.  This increase was primarily attributable to operating medical equipment rentals that were necessary to meet the demand for equipment supporting the increased hospital volume.

Depreciation and amortization expense increased $116,568, or 8.1%, to $1,550,788 for the year ended December 31, 2010, as compared to $1,434,220 for 2009.  This increase was attributable primarily to the hospital expansion leasehold improvements and equipment, furniture and fixtures needed to complete the expansion and open it for its intended use.  Those fixed assets were placed in service December 2010 resulting in only one partial month of depreciation.

Our other operating expenses increased by $554,561, or 10.4%, to $5,910,858 for the year ended December 31, 2010, as compared to $5,356,297 for 2009.  This increase is mainly attributable to the need for a patient valet service expense initial year cost of $153,454, office supplies and utilities expense increase of $80,193, repairs and maintenance increase of $74,737, hospital dietary meals expense increase of $36,902 due to the increase in hospital cases, and professional fee increases of $114,387 .

We recorded net interest expense of $865,592 for the year ended December 31, 2010, as compared to $1,025,518 for 2009, or a decrease of 15.6%.  We also capitalized $63,533 and $81,498 of interest related to borrowings for projects under construction during the years ended December 31, 2010 and 2009, respectively.  The total decrease of $177,891  in interest cost, or 16.1%, after considering the changes in both expensed and capitalized interest, was a result of a similar decrease in weighted average borrowings during 2010 as compared to 2009.

Prior to the Company’s acquisition by Piper, on December 1, 2010, all of the net income from the Company’s subsidiaries, First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. passed through to the then-limited partners of each of the Company’s subsidiaries and the Company, therefore, had no corporate tax obligation to record.  Therefore, the Company’s income tax provision for 2010 only represents the tax obligation of the Company from the date of acquisition by Piper, December 1, 2010.  Had the acquisition by Piper occurred on January 1, 2009, the Company would have incurred the following pro-forma income tax expense:

	Pro Forma
	For the Year Ended December 31,
	2010	2009

Current Taxes	$3,564,773	$3,529,631

Deferred Taxes	3,750,126	-

Total	$7,314,899	$3,529,631

Our 2010 deferred tax provision consisted primarily of an adjustment necessary to reflect the Company’s tax liability on the accrual basis upon the Company’s three limited partnership subsidiaries (who were all cash basis tax payers) entering into the Contribution Agreement with Piper.

We anticipate that our effective tax rate will be approximately 35% for 2011.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our credit lines and long-term debt.

As of December 31, 2010, we had $266,708 of cash and cash equivalents on hand as compared to $261,594 at December 31, 2009.  Additionally, we had net working capital of $10,351,603 at December 31, 2010, a decrease of $1,194,394 from our net working capital balance of $11,545,997 at December 31, 2009.  This decrease was primarily attributable to the aforementioned current and deferred tax provisions.

We generated cash flow from operating activities of $12,404,415 and $11,300,492 for the years ended December 31, 2010 and 2009, respectively.  The net increase in cash flow provided from operating activities for the year ended December 31, 2010, was primarily due to working capital component changes related to accounts payable and accrued expenses and the aforementioned tax provisions.

We used $8,464,772 and $596,695 of cash for investing activities during the years ended December 31, 2010 and 2009, respectively.  Our 2010 expenditures were primarily related to leasehold improvements and equipment purchases associated with our hospital expansion project.

During the years ended December 31, 2010 and 2009, we used $3,934,529 and $10,929,342 of cash in financing activities, respectively.  Of these amounts, $8,423,625 and $9,711,500 related to former limited partner distributions during each period, respectively.  The balance related to net borrowings and repayments on our outstanding debt obligations.

As of December 31, 2010, we had $228,750 available to us under our various credit lines.  We monitor the financial strength of our depositories, creditors, insurance carriers, and other counterparties using publicly available information, as well as qualitative inputs.  Based on our current borrowing capacity and compliance with the financial covenants under our credit agreements, we do not believe there is significant risk in our ability to make draws under our various credit lines, if needed.  However, no such assurances can be provided.

As of December 31, 2010, we have scheduled principal payments of $1,238,277 during the next twelve months, related to long-term debt and capital lease obligations (see Note 6, Long-term Debt and Capital Lease Obligations , in the accompanying audited consolidated financial statements as of and for the year ended December 31, 2010).  We do not face near-term refinancing risk.  Our credit agreements governing the vast majority of our secured borrowings contains financial covenants that include a leverage ratio.  As of December 31, 2010, we were in compliance with the covenants under our various credit agreements.  If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreements.  Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Long Term Debt

At December 31, 2010, our long-term debt consisted of the following:

•
First Street Hospital, L.P. issued a secured promissory note in the original amount of $7,822,256 on January 8, 2008, to a financial institution (the “2008 FSH Note Payable”).  The 2008 FSH Note Payable bears interest at 7.70% per annum and matures on January 8, 2013.  The note calls for monthly interest and principal payments of $73,747, with a balloon payment due on January 8, 2013, of $6,162,583.  As of December 31, 2010, the Company owed $6,879,965 on the 2008 FSH Note Payable.

•
On May 4, 2010, First Street Hospital, L.P. entered into a secured construction loan agreement (the “2010 Construction Loan”) with a financial institution.  Total advances under the loan agreement were $4,439,150, all of which remained outstanding at December 31, 2010.  The note calls for monthly interest and principal payments ranging from approximately $24,507 to $38,907, with a balloon payment due on May 4, 2013, of $4,099,241.  The note bears interest at 6.50% per annum.

•
In connection with the issuance of the 2010 Construction Loan facility, on November 30, 2010, First Street Hospital, L.P. entered into a secured promissory note (the “2010 Equipment Loan”) providing for a total principal amount of $1,863,062 with a financial institution.  As of December 31, 2010, the Company had borrowed $1,483,828 on the 2010 Equipment Loan and, during the first quarter of 2011, borrowed the remaining $379,234 available under the note. The note calls for monthly interest and principal payments ranging from approximately $9,419 to $27,753, with a balloon payment due on November 30, 2013, of $1,442,988.  The note bears interest at 6.50% per annum.

•
On June 1, 2006, First Street Surgical Center, L.P. entered into a $700,000 long-term line of credit with one of its former partners, who is a current shareholder of the Company.  The line of credit bears interest at 6.0% per annum, matures on May 31, 2011and is unsecured.  As of December 31, 2010, the Company owed $321,365 on the line of credit.

•
First Street Surgical Center, L.P. issued a secured promissory note in the original amount of $1,652,030 on January 8, 2008, to a financial institution.  The note bears interest at 7.70% per annum and matures on January 8, 2013.  The note calls for monthly interest and principal payments of $15,502.88, with a balloon payment due on January 8, 2013, of $1,301,513.  As of December 31, 2010, the Company owed $1,453,032 on the note.

•
On September 18, 2009, First Surgical Woodlands, L.P. issued a $1,300,000 secured promissory note to a financial institution.  The note bore interest at 5.95% per annum and matured on January 18, 2011.  The Company repaid the outstanding balance of the note at maturity.

Bariatric Program Sponsorship Agreement

We entered into a Bariatric Program Sponsorship Agreement on March 22, 2006, but effective May 1, 2006, with Vital Weight Control, Inc., d/b/a NeWeigh (‘Vital’).  Per the agreement, we are sponsoring, in part, a gastroplasty program involving surgical intervention for morbid obesity.  Under the sponsorship, we make available our facility for surgeries on prospective patients that are participants in the bariatric program as well as for surgeries on other prospective patients that meet criteria for eligibility for bariatric surgery.  Vital is responsible for managing the bariatric program including coordinating the use of our facilities, nutritionists, other medical professionals, insurance professionals and other clinicians.  Vital is also responsible for marketing, advertising and promoting the bariatric program.  We are responsible for providing hospital services and making all required payments under the agreement.

In addition to the above, at all times during the term of the agreement, we shall either furnish, at our expense, or reimburse Vital amounts Vital expends for operation of the program, including office space, facilities, equipment, utilities, furniture, fixtures, office supplies, postage, courier services, and other outside services as may be reasonably required to operate the program.  The original term of the agreement commenced on May 1, 2006, for a period of 36 months.  As compensation for the services rendered by Vital, the Company was obligated to pay a program sponsorship fee of $200,000 per month.

On February 13, 2008, we amended the existing contract with Vital to operate a second facility in The Woodlands.  The amendment further extended the term of the contract for a period of one year, thus the new termination date of the agreement became May 1, 2010.  The payment of $200,000 per month continued on the existing facility as well as an additional $200,000 per month for the new facility.

On January 13, 2009, Vital terminated our agreement as a result of a breach of contract and demanded payment of $6,200,000.  On February 9, 2009, we entered a Reinstatement of Contract Agreement reinstating the contract and providing a payment to Vital of $400,000 representing payments due for January 15, 2009 and February 1, 2009.  Further, the Reinstatement provided that Vital, and not the Company, may terminate the agreement going forward.  Further, we entered into a Grant of Exclusivity Agreement providing Vital with the exclusive right to negotiate and tender contracts for the operation and management of emergency services.

On December 10, 2009, we extended and renewed the agreement for an additional two years.  Program payments for both facilities are now set to expire April 30, 2012.

Management Fees

Both First Street Hospital, L.P. and First Surgical Woodlands, L.P. hold management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where we retained the services of First Surgical Partners, LLC to assist us in managing and conducting day-to-day business and services.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  For the year ended December 31, 2010, these fees totaled $1,802,084.  The management agreements are currently in effect and we will continue to pay such fees under the agreed upon terms set forth therein.  The First Surgical Woodlands LP agreement was executed on February 1, 2005 with a term of five years and automatically renews for one additional two year period unless otherwise terminated in writing by either party.  The First Street Hospital LP agreement was executed on July 25, 2006 with a term of ten years and automatically renews for an additional two year period unless otherwise terminated unless otherwise terminated in writing by either party.

Off-Balance Sheet Arrangements

At December 31, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
First Surgical Partners Inc. (f/k/a Arkson Nutraceuticals Corp.)

We have audited the accompanying consolidated balance sheets of First Surgical Partners Inc. and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Surgical Partners Inc. at December 31, 2010 and 2009, and the consolidated results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company

KABANI & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, CA
April 15, 2011

FIRST SURGICAL PARTNERS INC.
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009

Assets

Current Assets
Cash and Cash Equivalents	$266,708	$261,594
Accounts Receivable, net	22,874,493	20,141,436
Due From Affiliates	-	604,637
Inventory	1,413,275	742,780
Prepaid Expenses and Other Current Assets	298,104	233,597

Total Current Assets	24,852,579	21,984,044

Property and Equipment, net	14,945,654	8,039,404

Other Assets, net	65,507	68,620

Total Assets	$39,863,740	$30,092,068

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable	$9,583,908	$6,906,807
Accrued Expenses	1,430,917	503,454
Lines of Credit	1,521,250	1,289,801
Current Taxes Payable	726,624	-
Current Portion of Long-Term Debt
and Capital Lease Obligations	1,238,277	1,737,985

Total Current Liabilities	14,500,976	10,438,047

Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations, Net
of Current Portion	13,699,670	8,999,346
Deferred Taxes Payable	3,750,126	-
Other Long-Term Liabilities	74,130	188,452

Total Long-Term Liabilities	17,523,926	9,187,798

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares
authorized, zero issued and outstanding, respectively	-	-
Common Stock, $0.0001 par value, 250,000,000 shares authorized,
40,000,005 and 39,964,346 shares issued and outstanding, respectively	4,000	3,996
Additional Paid-In Capital	11,716,594	2,874,410
Accumulated Deficit	(3,881,756)	7,587,817

Total Shareholders' Equity	7,838,838	10,466,223

Total Liabilities and Shareholders' Equity	$39,863,740	$30,092,068

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SURGICAL PARTNERS INC.
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2010	2009

Net Revenue	$46,165,361	$44,555,531

Operating Expenses
Salaries and Benefits	11,157,253	10,336,123
Medical Supplies	8,022,665	7,961,804
Bariatric Program Sponsorship	4,800,000	4,800,000
Management Fees	1,802,084	1,747,955
Rent	1,872,290	1,811,637
Depreciation and Amortization	1,550,788	1,434,220
Other Operating Expenses	5,910,858	5,356,297

Total Operating Expenses	35,115,938	33,448,036

Other Income and Expenses
Interest Income	1,235	2,682
Interest Expense	(865,592)	(1,025,518)

Total Other Income and Expenses	(864,357)	(1,022,836)

Income Before Income Taxes	10,185,066	10,084,659

Income Taxes	4,476,750	-

Net Income	$5,708,316	$10,084,659

Basic and Diluted Income
per Common Share	$0.14	$0.25

Weighted average number of common shares
outstanding - basic and fully diluted	39,964,444	39,964,346

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SURGICAL PARTNERS INC.
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,708,316	$10,084,659
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	1,547,676	1,434,220
Amortization of Deferred Financing Costs	3,112	29,964
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,061,927)	(1,510,399)
Inventory	(670,494)	(140,287)
Other Current Assets	(64,506)	108,117
Accounts Payable and Accrued Expenses	3,465,488	1,294,218
Current and Deferred Taxes Payable	4,476,750	-

Net Cash Provided by Operating Activities	12,404,415	11,300,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(8,464,772)	(596,695)

Net Cash Used in Investing Activities	(8,464,772)	(596,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on Line of Credit	351,449	468,551
Repayments on Line of Credit	(120,000)	(203,750)
Proceeds from Issuance of Long-Term Debt	5,922,978	1,300,000
Repayment of Long-Term Debt and Capital Lease Obligations	(1,741,031)	(2,832,643)
Partner Contributions	75,700	50,000
Partner Distributions	(8,423,625)	(9,711,500)

Net Cash Used in Financing Activities	(3,934,529)	(10,929,342)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,114	(225,545)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	261,594	487,139
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$266,708	$261,594

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Interest	$842,752	$977,968

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued Capital Expenditures	$(20,810)	$20,810

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SURGICAL PARTNERS INC.
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

					Total
	Common Stock		Paid-In	Retained Earnings	Shareholders'
	Shares	Amount	Capital	(Accumulated Deficit)	Equity

BALANCE AT DECEMBER 31, 2008	39,964,346	$3,996	$2,824,410	$7,214,658	$10,043,064

Contributions by Shareholders	-	-	50,000	-	50,000
Deemed Dividends	-	-	-	(9,711,500)	(9,711,500)
Net lncome	-	-	-	10,084,659	10,084,659

BALANCE AT DECEMBER 31, 2009	39,964,346	3,996	2,874,410	7,587,817	10,466,223

Contributions by Shareholders	-	-	87,920	-	87,920
Deemed Dividends	-	-	-	(8,423,625)	(8,423,625)
Recapitalization Due to Change in
Corporate Structure	-	-	8,754,264	(8,754,264)	-
Recapitalization Due to Reverse Merger	35,659	4	-	-	4
Net lncome	-	-	-	5,708,316	5,708,316

BALANCE AT DECEMBER 31, 2010	40,000,005	$4,000	$11,716,594	$(3,881,756)	$7,838,838

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND DESCRIPTION OF BUSINESS

First Surgical Partners Inc., including its subsidiaries, is an owner and operator of two ambulatory surgery centers (“ASC”), First Street Surgical Center, L.P., and First Surgical Woodlands, L.P., and a general acute care hospital, First Street Hospital, L.P., all located in the greater Houston, Texas metro area.  Procedures performed include non life-threatening surgeries, such as bariatrics, reconstructive and cosmetic plastics, orthopedics, pain management, neurosurgery and podiatry, which are often completed on an outpatient or short stay basis.

Effective December 1, 2010, Piper Acquisition III, Inc. (“Piper”) acquired all of the limited and general partnership interests of First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. (“Partnerships”), all of which were under common control, in exchange for the issuance of 36,000,002 shares of Piper’s common stock.  The exchange of shares between Piper and the Partnerships was accounted for as a reverse acquisition under the purchase method of accounting.  Accordingly, the merger was been recorded as a recapitalization of Piper, with the consolidated financials of the Partnerships being treated as the continuing entity.  Effective December 3, 2010, the Company changed its name to First Surgical Texas, Inc.  The historical financial statements presented are those of the Partnerships.  The financial statements of the legal acquirer, Piper, were not significant; therefore, no pro forma financial information is submitted.

On November 4, 2010, the Company entered into a Contribution Agreement with the shareholders of First Surgical Texas, Inc., each of which are accredited investors (“First Surgical Texas Shareholders”) pursuant to which the First Surgical Texas Shareholders agreed to contribute 100% of the outstanding securities of First Surgical Texas in exchange for 39,964,346 shares of our common stock (the “First Surgical Texas Contribution”).  The First Surgical Texas Contribution closed on December 31, 2010.

Considering that, following the contribution, the First Surgical Texas Shareholders controlled the majority of our outstanding common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, First Surgical Texas was considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of First Surgical Texas securities for our net monetary assets, which were deminimus, accompanied by a recapitalization.  Accordingly, we have not recognized any goodwill or other intangible assets in connection with this transaction.  First Surgical Texas is the surviving and continuing entity and the historical financials following the reverse merger transaction are those of First Surgical Texas.

Effective February 18, 2011, the Company changed its name to “First Surgical Partners Inc.”

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements were prepared in accordance with GAAP and include the accounts of the Company and its subsidiaries after elimination of intercompany balances and transactions.  Accounting policies used by the Company and its subsidiaries reflect industry practices and conform to accounting principles generally accepted in the United States (GAAP).

Use of Estimates and Assumptions

Future events and their effects cannot be predicted with certainty; accordingly the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired , as additional information is obtained, and as our operating environment changes.  Significant estimates and assumptions are used for, but not limited to: (1) allowance for contractual revenue adjustments; (2) depreciable lives of assets; (3) economic lives and fair values of leased assets; (4) uncertain tax positions; and (5) contingency and litigation reserves.  The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  The Company evaluates its estimates and assumptions on a regular basis and may employ outside experts to assist in our evaluation, as considered necessary.  Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments.  Revenues are recorded during the period the healthcare services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers.  Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements.  Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates.  During all periods reported herein, there is no material change expected in the estimate of prior period allowances for contractual and other adjustments recorded during the current period. Further, we do not foresee any possible change in our estimate of unsettled amounts from third party payors as of the latest balance sheet date that could have a material effect on our financial position, results of operations or cash flows.

Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement.  All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries.  Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to the Company under these reimbursement programs.  These audits often require several years to reach the final determination of amounts earned under the programs.  As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.  During the years ended December 31, 2010 and 2009, the Company received notices of final determination for the years ended December 31, 2009 and 2008, respectively, resulting in adjustments totaling $770,000 and $148,000, respectively.  These amounts were recorded as reductions of the Company’s net revenue.

We provide care to patients who are financially unable to pay for the healthcare services they receive, and because we do not pursue collection of amounts determined to qualify as charity care, such amounts are not recorded as revenues.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less at time of purchase to be cash equivalents.  These investments are carried at cost, which approximates fair value.  Cash and cash equivalent balances may, at certain times, exceed federally insured limits.

Accounts Receivable

The Company reports accounts receivable at estimated net realizable amounts from services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation programs, employers, and patients.  See Note 3.

 Inventory

Inventory is valued at the lower of cost or market with cost determined on first-in, first-out basis.

Property and Equipment

Property and equipment are recorded at cost.  Expenditures for maintenance and repairs are charged to expense as incurred.  Additions and betterments that extend the life of the asset are capitalized.  Assets under capital lease obligations are reported at the lower of fair value or the present value of the aggregate future minimum lease payments at the beginning of the lease term.  In the case of sale, retirement, or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, less any proceeds, is included as income from operations in the consolidated statements of operations.  Depreciation is provided over the estimated useful lives of the assets.  The depreciable lives and depreciation methods used for each class of asset are as follows:

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Useful
Class	Life	Depreciation Method
Furniture and Equipment	5-7 years	200% double declining
Software	3 years	Straight-line
Leasehold Improvements	5-30 years	Straight-line

Advertising

The Company expenses advertising costs as incurred.  Advertising expense was $377,833and $463,555 for the years ended December 31, 2010 and 2009, respectively, and is included in the caption Other Operating Expenses.

Income Taxes

We provide for income taxes using the asset and liability method. This approach recognizes the amount of federal, state, and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns.  Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates.  A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized.  Realization is dependent on generating sufficient future taxable income.  We evaluate our tax positions and establish assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes.  We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly.  The Company and its corporate subsidiaries file a consolidated federal income tax return.  Some subsidiaries consolidated for financial reporting purposes are not part of the consolidated group for federal income tax purposes and file separate federal income tax returns.  State income tax returns are filed on a separate, combined, or consolidated basis in accordance with relevant state laws and regulations.  Partnerships, limited liability partnerships, limited liability companies, and other pass-through entities that we consolidate or account for using the equity method of accounting file separate federal and state income tax returns.  We include the allocable portion of each pass-through entity’s income or loss in our federal income tax return.  We allocate the remaining income or loss of each pass-through entity to the other partners or members who are responsible for their portion of the taxes.

Fair Value of Financial Instruments

The Company’s financial instruments are cash, accounts receivable, accounts payable, capital lease obligations, and debt.  The recorded values of cash, accounts receivable, and accounts payable approximate their fair values based on their short-term nature.

The recorded values of capital lease obligations and long-term debt approximate their fair values, as their effective interest rates approximates market rates.

Impairment of Long-Lived Assets

We assess the recoverability of long-lived assets, whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.  We measure the recoverability of long-lived assets by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset.  We present an impairment charge as a separate line item within income from continuing operations in our consolidated statements of operations, unless the impairment is associated with a discontinued operation.  In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations.  The Company did not recognize an impairment of long-lived assets during either of the years ended December 31, 2010, or December 31, 2009.

 Financing Costs

We amortize financing costs using the effective interest method over the life of the related debt.  The related expense is included in interest expense in our consolidated statements of operations.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments and Contingencies

Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  These accruals are adjusted as additional information becomes available or circumstances change.

Earnings per Common Share

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period.  The calculation for diluted earnings per common share recognizes the effect of all potential dilutive securities that were outstanding during the respective periods, unless their impact would be antidilutive.  The Company had no dilutive securities as of December 31, 2010 or 2009.

Prior to the Company’s acquisition by Piper, on December 1, 2010, all of the net income from the Company’s subsidiaries, First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. passed through to the then-limited partners of each of the Company’s subsidiaries and the Company, therefore, had no corporate tax obligation to record.  The Company’s 2010 tax provision, and resulting impact on earnings per share, therefore, only represents the tax obligation of the Company from the date of acquisition by Piper, December 1, 2010 (see Note 8).  Had the acquisition by Piper occurred on January 1, 2009, the Company’s pro-forma earnings per share would have been $0.07 and $0.16 for the years ended December 31, 2010 and 2009, respectively.

Subsequent Events

Subsequent events have been evaluated through April 15, 2011, which represents the issuance date of these consolidated financial statements.

3.      ACCOUNTS RECEIVABLE

Our accounts receivable are significant, but are concentrated by type of payors.  The concentration of net patient service accounts receivable by payor class, as a percentage of total net patient service accounts receivable as of the end of each of the reporting periods, is as follows:

	For the Year Ended
	December 31,
	2010	2009

Medicare	4.5%	5.2%
Workers' Compensation	5.7%	7.4%
Commercial Payors	71.4%	72.5%
Other - Patients, Letters of Protection, etc.	18.5%	14.9%

	100%	100%

During the years ended December 31, 2010 and 2009, approximately 4.5% and 5.2%, respectively, of our net operating revenues related to patients participating in the Medicare program.  While revenues and accounts receivable from the Medicare program are significant to our operations, we do not believe there is significant credit risk associated with this government agency.  Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in accounts receivable is less than the percentage of our Medicare revenues.  The Company does not believe there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its accounts receivable.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009

Leasehold Improvements	$14,113,849	$8,263,975
Medical Equipment	10,167,306	7,659,363
Furniture, Fixtures and Office Equipment	1,114,439	1,044,464
	25,395,594	16,967,802

Accumulated Depreciation	(10,449,940)	(8,928,398)

Property and Equipment, net	$14,945,654	$8,039,404

As of December 31, 2010 and 2009, the Company had $2,081,267 of equipment cost under capital lease, with accumulated amortization of $1,926,001 and $1,686,239, respectively, resulting in net assets under capital leases of $155,266 and $395,028, respectively.  All of the Company’s assets under capital lease consisted of medical equipment.

During the years ended December 31, 2010 and 2009, the Company capitalized approximately $63,533 and $81,498 of interest related to borrowings for projects under construction.

5.      LINES OF CREDIT

First Street Hospital, L.P. entered into a Letter Loan Agreement (“FSH Letter Loan Agreement”) with a financial institution on January 8, 2008.  The FSH Letter Loan Agreement provided for a $750,000 line of credit loan and a term loan (“FSH Loans”).  The FSH Letter Loan Agreement provides for FSH Loans to be secured by real property owned by First Street Holdings, L.P., a related party to the Company, as well as accounts, inventory, fixtures, equipment and general intangibles; that the loans will be guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company; and require First Street Hospital, L.P. to maintain a debt service coverage ratio of 1.25 to 1.0.  The line of credit loan calls for monthly interest only payments which shall from day to day be equal to the lesser of (a) a fluctuating rate per annum (the ‘Contract Rate’) which is equal to the Index Rate which represents the rate of interest then most recently established by J.P. Morgan Chase Bank (or its successors) as its prime rate or (b) the Maximum Rate (the maximum lawful nonusurious rate of interest which under applicable law payee is permitted to charge).  The effective rate of interest at December 31, 2010 was 6.5%.  The line of credit loan originally matured on January 8, 2009, but has been extended to January 8, 2012.  The outstanding balance at December 31, 2010 and 2009 was $581,250 and $631,250, respectively.  Unused credit at December 31, 2010 was $168,750.  The Company recognized total interest expense of $34,289 and $25,220 during the years ended December 31, 2010 and 2009, respectively.

First Street Surgical Center, L.P. entered into a Letter Loan Agreement (“FSSC Letter Loan Agreement”) with a financial institution on January 8, 2008.  The FSSC Letter Loan Agreement provided for a $750,000 line of credit loan and a term loan (“FSSC Loans”).  The FSSC Letter Loan Agreement provides for FSSC Loans to be secured by real property owned by First Street Holdings, L.P., a related party to the Company, as well as accounts, inventory, fixtures, equipment and general intangibles; that the loans will be guaranteed personally by certain former partners of First Street Surgical Center, L.P., who are current shareholders of the Company; and require First Street Surgical Center, L.P. to maintain a debt service coverage ratio of 1.25 to 1.0.  The line of credit loan calls for monthly interest only payments which shall from day to day be equal to the lesser of (a) a fluctuating rate per annum (the ‘Contract Rate’) which is equal to the Index Rate which represents the rate of interest then most recently established by J.P. Morgan Chase Bank (or its successors) as its prime rate or (b) the Maximum Rate (the maximum lawful nonusurious rate of interest which under applicable law payee is permitted to charge).  The effective rate of interest at December 31, 2009 was 6.5%.  The line of credit loan originally matured on January 8, 2009, but has been extended to January 8, 2012.  The outstanding balance at December 31, 2010 and 2009 was $730,000 and $658,551, respectively.  Unused credit at December 31, 2010 was $20,000.  The Company recognized total interest expense of $41,471 and $36,926 during the years ended December 31, 2010 and 2009, respectively.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 18, 2009, First Surgical Woodlands, L.P. entered into a $250,000 revolving draw secured promissory note with a financial institution.  The note bears interest at 5.75% per annum.  The note originally matured on September 18, 2010, but has been extended to September 18, 2011.  The note is secured by all the equipment of First Surgical Woodlands, L.P.  The Company had no draws on the note during 2009.  During 2010, the Company borrowed the entire $250,000 available, of which $210,000 remained outstanding at December 31, 2010.  The Company recognized total interest expense of $7,221 during the year ended December 31, 2010.  The Company recognized no interest expense on this note during 2009.

6.      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company’s long-term debt and capital leases at December 31, 2010 and December 31, 2009, consisted of the following:

	As of December 31,
	2010	2009

First Street Hospital, L.P.
2008 FSH Note Payable	$6,879,965	$7,213,676
2010 Construction Loan	4,439,150	-
2010 Equipment Loan	1,483,828	-
Capital Lease Obligations	286,699	625,941

First Street Surgical Center, L.P.
Long-term Line of Credit from Shareholder	321,365	302,695
2008 FSSC Note Payable	1,453,032	1,523,507
Capital Lease Obligations	-	17,360

First Surgical Woodlands, L.P.
2009 FSW Note Payable	73,909	1,054,152

	14,937,948	10,737,331

Less: Current Portion	(1,238,277)	(1,737,985)

Long-Term Portion	$13,699,670	$8,999,346

Long-Term Debt

In connection with the FSH Letter Loan Agreement, First Street Hospital, L.P. issued a secured promissory note in the original amount of $7,822,256 on January 8, 2008, to a financial institution (the “2008 FSH Note Payable”).  The 2008 FSH Note Payable bears interest at 7.70% per annum and matures on January 8, 2013.  The note calls for monthly interest and principal payments of $73,747, with a balloon payment due on January 8, 2013, of $6,162,583.  As of December 31, 2010 and 2009, the Company owed $6,879,965 and $7,213,676, respectively on the 2008 FSH Note Payable, and recognized total interest expense of $551,261 and $578,196 during the years ended December 31, 2010 and 2009, respectively.

On May 4, 2010, First Street Hospital, L.P. entered into an unsecured $250,000 promissory note with a financial institution.  The note bore interest at 6.50% per annum and matured on February 4, 2011.  During 2010, the Company borrowed approximately $110,815 under the note and repaid it in full during 2010 with proceeds from the 2010 Equipment Loan.  The Company recognized total interest expense of $3,945 year ended December 31, 2010.

On May 4, 2010, First Street Hospital, L.P. entered into a secured construction loan agreement (the “2010 Construction Loan”) with a financial institution.  The loan agreement provides for advances equal to 80% of the “as completed” appraised value of the 2010 expansion of the Company’s First Street Hospital facility.  Total advances under the loan agreement were $4,439,150, all of which remained outstanding at December 31, 2010.  The loan agreement provides for the 2010 Construction Loan to be secured by real property owned by First Street Hospital, L.P., as well as accounts, inventory, fixtures, equipment and general intangibles.  The loan was also guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company.  The note bears interest at 6.50% per annum and matures on May 4, 2013.  The Company recognized total interest expense of $63,839 during the year ended December 31, 2010.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of the 2010 Construction Loan facility, on November 30, 2010, First Street Hospital, L.P. entered into a secured promissory note (the “2010 Equipment Loan”) providing for a total principal amount of $1,863,062 with a financial institution.  As of December 31, 2010, the Company had borrowed $1,483,828 on the 2010 Equipment Loan and, during the first quarter of 2011, borrowed the remaining $379,234 available under the note. The 2010 Equipment Loan is also secured by real property owned by First Street Hospital, L.P., as well as accounts, inventory, fixtures, equipment and general intangibles.  The 2010 Equipment Loan was also guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company.  The note bears interest at 6.50% per annum and matures on November 30, 2013.  The Company recognized total interest expense of $6,430 during the year ended December 31, 2010.

On June 1, 2006, First Street Surgical Center, L.P. entered into a $700,000 long-term line of credit with one of its former partners, who is a current shareholder of the Company.  The line of credit bears interest at 6.0% per annum, matures on May 31, 2011and is unsecured.  As of December 31, 2010 and 2009, the Company owed $321,365 and $302,695, respectively on the line of credit, and recognized total interest expense of $18,670 and $17,585 during the years ended December 31, 2010 and 2009, respectively.

In connection with the FSSC Letter Loan Agreement, First Street Surgical Center, L.P. issued a secured promissory note in the original amount of $1,652,030 on January 8, 2008, to a financial institution.  The note bears interest at 7.70% per annum and matures on January 8, 2013.  The note calls for monthly interest and principal payments of $15,502.88, with a balloon payment due on January 8, 2013, of $1,301,513.  As of December 31, 2010 and 2009, the Company owed $1,453,032 and$1,523,507, respectively on the note, and recognized total interest expense of $116,425 and $122,211 during the years ended December 31, 2010 and 2009, respectively.

On May 18, 2006, First Surgical Woodlands, L.P. issued a $3,000,000 secured promissory note to a financial institution.  The note bore interest at 9.0% per annum and matured on June 1, 2011.  The note was secured by all the accounts, property and equipment of First Surgical Woodlands, L.P.  The note was repaid in September 2009.  The Company recognized total interest expense of $121,700 during the year ended December 31, 2009.

On September 18, 2009, First Surgical Woodlands, L.P. issued a $1,300,000 secured promissory note to a financial institution.  The note bore interest at 5.95% per annum and matured on January 18, 2011.  The Company repaid the outstanding balance of the note at maturity.  The note was secured by all the equipment of First Surgical Woodlands, L.P.  As of December 31, 2010 and 2009, the Company owed $73,909 and$1,054,152, respectively on the note, and recognized total interest expense of $36,884 and $8,433 during the years ended December 31, 2010 and 2009, respectively.

Capital Lease Obligations

We engage in a significant number of leasing transactions including medical equipment, computer equipment and other equipment utilized in operations.  Leases meeting certain accounting criteria have been recorded as an asset and liability at the lower of fair value or the net present value of the aggregate future minimum lease payments at the inception of the lease.  Interest rates used in computing the net present value of the lease payments generally ranged from 5.914% to 26.814% based on our incremental borrowing rate at the inception of the lease.  Our leasing transactions include arrangements for equipment with major equipment finance companies and manufacturers who retain ownership in the equipment during the term of the lease

Long-Term Debt and Capital Lease Obligation Maturities

The Company’s schedule maturities of long-term debt and capital leases for the next five years and thereafter consisted of the following at December 31, 2010:

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending
December 31,

2011	$1,238,277
2012	875,052
2013	12,824,620
2014	-
2015	-
Thereafter	-
Total	$14,937,948

7.      STOCKHOLDER’S EQUITY

Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the preferred stock, if and when issued, with respect to dividend rights and rights upon liquidation, winding up and dissolution of the Company.

During the years ended December 31, 2010 and 2009, the Company made distributions to its limited partner unitholders, while the Company’s subsidiaries were owned by those limited partner unitholders prior to their acquisition by Piper totaling $8,423,625 and $9,711,500.  The Company has treated these distributions as deemed dividends for financial reporting purposes.

As discussed in Note 1, on December 1, 2010, the Company exchanged shares with Piper in connection with a reverse acquisition.  Prior to this date, the Company consisted of combined general and limited partnerships.  As of the date of the reverse acquisition with Piper, the Company’s structure effectively changed to that of a consolidated corporation.  As a result of this change in structure, and to reflect the total capital contributed by the limited partnerships upon formation of the corporation, the Company recapitalized the balance of total accumulated earnings of $8,754,264 as of December 1, 2010 into paid-in-capital.  Please refer to Note 8 below for further information regarding income tax implications of this change.

8.      INCOME TAXES

The Company’s net income before income taxes totaled $10,185,066 and $10,084,659 for the years ended December 31, 2010 and 2009, respectively. The total provision for income taxes, consist of the following:

	For the Year Ended December 31,
	2010	2009

Current Taxes	$726,624	$-

Deferred Taxes	3,750,126	-

Total	$4,476,750	$-

Prior to the Company’s acquisition by Piper, on December 1, 2010, all of the net income from the Company’s subsidiaries, First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. passed through to the then-limited partners of each of the Company’s subsidiaries and the Company, therefore, had no corporate tax obligation to record.  Therefore, the provision noted above for 2010 only represents the tax obligation of the Company from the date of acquisition by Piper, December 1, 2010.  Had the acquisition by Piper occurred on January 1, 2009, the Company would have incurred the following pro-forma income tax expense:

	Pro Forma
	For the Year Ended December 31,
	2010	2009

Current Taxes	$3,564,773	$3,529,631

Deferred Taxes	3,750,126	-

Total	$7,314,899	$3,529,631

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s 2010 deferred tax provision consisted primarily of an adjustment necessary to reflect the Company’s tax liability on the accrual basis upon the Company’s three limited partnership subsidiaries (who were all cash basis tax payers) entering into the Contribution Agreement with Piper.
A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate (35%) to the Company’s income before income taxes is as follows:

	For the Year Ended December 31,
	2010	2009

Income Tax Expense at U.S. Statutory Rate	$3,564,773	$3,529,631

Pass-Through of Tax Liability to Limited Partner
Unitholders	(2,838,149)	(3,529,631)

Cash to Accrual Adjustment	3,746,746	-

Other	3,380	-

	$4,476,750	$-

The tax effect of temporary differences which give rise to the Company’s deferred tax liabilities at December 31, 2010 and 2009, are as follows:

	For the Year Ended December 31,
	2010	2009

Deferred Non-Current Tax Liability:
Cash to Accrual Adjustment	$3,746,746	$-

Other	3,380	$-
Deferred Non-Current Tax Liability	$3,750,126	$-

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized.  The Company’s ability to realize the deferred tax assets depends upon the generation of sufficient future taxable income to allow the utilization of the deductible temporary differences and tax planning strategies.  Management evaluates the reliability of the deferred tax assets and the need for a valuation allowance annually.  At this time, based on current facts and circumstances, potential benefit of the deferred tax assets has not been recognized in the consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the deferred tax assets in future years.  The Company had no uncertain tax positions as of December 31, 2010.

9.      EMPLOYEE BENEFIT PLANS

Substantially all of the Company’s employees are eligible to enroll in Company sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. During 2010 and 2009, costs associated with these plans, net of amounts paid by employees, approximated $761,132 and $603,287, respectively.

Prior to January 1, 2009, the Company provided substantially all of its employees a qualified 401(k) savings plan.  Effective January 1, 2009, the Company converted its existing 401(k) plan to a Safe Harbor Plan.  Employees must be 18 years or older to participate, have been employed by the Company for one year and worked a minimum of 1,000 hours during that year.  The Company’s employer matching contribution equals 100% on the first 4% of each participant’s compensation which is deferred as an elective deferral.  The Safe Harbor matching contribution is paid on a payroll by payroll basis.  Employees are 100% vested in the plan after meeting all eligibility requirements and becoming a participant.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where the Company retained the services of First Surgical Partners, LLC to assist the Company in managing and conducting day-to-day business and services.  The First Surgical Woodlands, L.P. agreement was executed on February 1, 2005, with a term of five years and shall automatically renew for one additional two year period unless otherwise terminated.  The First Street Hospital, L.P. agreement was executed on July 25, 2006, with a term of ten years and shall automatically renew for one additional two year period unless otherwise terminated.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  For the years ended December 31, 2010 and 2009, the partnerships paid a total of $1,802,084 and $1,747,955 in management fees to First Surgical Partners, LLC.

On June 1, 2006, First Street Surgical Center, L.P. entered into a $700,000 long-term line of credit Dr. Jacob Varon, who is a current shareholder of the Company and Chairman of the Board.  The line of credit bears interest at 6.0% per annum and is unsecured.  As of December 31, 2010 and 2009, the Company owed $321,365 and $302,695, respectively on the line of credit, and recognized total interest expense of $X and $17,585 during the years ended December 31, 2010 and 2009, respectively.

On April 1, 2003, First Street Surgical Center, LP entered into a building lease with Dr. Jacob Varon, who is a current shareholder of the Company and Chairman of the Board.  The building lease was for an initial term of 10 years from the commencement date followed by an option to extend the initial ten year term by two consecutive five year terms.  The lease agreement called for minimum monthly lease payments of $23,000 per month, subject to escalation to reflect increases in the consumer price index. In each of the years ended December 31, 2010 and 2009, First Street Surgical Center, LP paid $320,640 in lease payments to Dr. Varon.

On September 17, 2006, First Street Hospital, LP entered into a building lease with Dr. Jacob Varon, who is a current shareholder of the Company and Chairman of the Board.  The building lease was for an initial term of 10 years from the commencement date followed by an option to extend the initial ten year term by two consecutive ten year terms. This original lease agreement called for minimum monthly lease payments of $39,400 per month, subject to escalation to reflect increases in the consumer price index.  During 2010, the hospital expanded its square footage by 23,000, adding 14 beds and 2 operating rooms.  The expansion was opened for surgical procedures on December 15, 2010.  As of December 31, 2010, a lease document or an amendment to the original lease had not been finalized or signed.  A fair market valuation and assessment of rent is being performed in order to assess the new rental terms.  The expansion project was funded 100% by First Street Hospital for $5,502,660 of which $4,436,150 was financed under long-term notes.  For each of the years ended December 31, 2010 and 2009, First Street Hospital, LP paid $510,517 in lease payments to Dr. Varon.

As of December 31, 2009, the Company had $604,637 due from First Surgical Memorial Village LP, and entity managed by the former general partner of the Company’s three operating partnerships.  This amount was repaid in 2010.

11.      COMMITMENTS AND CONTINGENCIES

Regulations, Risks and Uncertainties

As a healthcare provider, we are required to comply with extensive and complex laws and regulations at the federal, state and local government levels.  These laws and regulations relate to, among other things:

•	Licensure, certification and accreditation,

•	Coding and billing for services,

•	Relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws,

•	Quality of medical care,

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Use and maintenance of medical supplies and equipment,

•	Maintenance and security of medical records,

•	Acquisition and dispensing of pharmaceuticals and controlled substances, and

•	Disposal of medical and hazardous waste.

In the future, changes in these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our investment structure, hospitals, equipment, personnel, services, capital expenditure programs, operating procedures, and contractual arrangements.

If we fail to comply with applicable laws or regulations, we could be subject to liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our facilities, and (3) exclusion or suspension of one or more of our facilities from participation in the Medicare, Medicaid, and other federal and state healthcare programs.  Substantial damages and other remedies assessed against us could have a material adverse affect on our business, financial position, results of operations, and cash flows.

Bariatric Program Sponsorship Agreement

The Company entered into a Bariatric Program Sponsorship Agreement on March 22, 2006, but effective May 1, 2006, with Vital Weight Control, Inc., d/b/a NeWeigh (‘Vital’).  Per the agreement, the Company desires to sponsor, in part, a gastroplasty program involving surgical intervention for morbid obesity.  Under the sponsorship, the Company makes available its facility for surgeries on prospective patients that are participants in the bariatric program as well as for surgeries on other prospective patients that meet criteria for eligibility for bariatric surgery.  At all times during the term of the agreement the Company shall either furnish, at its expense, or reimburse Vital amounts Vital expends for operation of the program, including office space, facilities, equipment, utilities, furniture, fixtures, office supplies, postage, courier services, and other outside services as may be reasonably required to operate the program.  The original term of the agreement commenced on May 1, 2006, for a period of 36 months.  As compensation for the services rendered by Vital, the Company was obligated to pay a program sponsorship fee of $200,000 per month.

On February 13, 2008, the Company amended the existing contract with Vital to operate a second facility in The Woodlands.  The amendment further extended the term of the contract for a period of one year, thus the new termination date of the agreement became May 1, 2010.  The payment of $200,000 per month continued on the existing facility as well as an additional $200,000 per month for the new facility.

On January 13, 2009, Vital terminated the agreement as a result of a breach of contract and demanded payment of $6,200,000.  On February 9, 2009, the Company and Vital entered a Reinstatement of Contract Agreement reinstating the contract and providing a payment to Vital of $400,000 representing payments due for January 15, 2009 and February 1, 2009.  Further, the Reinstatement provided that Vital, and not the Company, may terminate the agreement going forward.  Further, the Company and Vital entered into a Grant of Exclusivity Agreement providing Vital with the exclusive right to negotiate and tender contracts for the operation and management of emergency services.

On December 10, 2009, the Company extended and renewed the agreement for an additional two years.  Program payments for both facilities are now set to expire April 30, 2012.

The Company made payments totaling $4.8 million during each of  the years ended December 31, 2010 and 2009, respectively, and has remaining sponsorship payments of $4.8 million in 2011 and $1.6 million in 2012.

Operating Leases

We lease certain land, buildings, and equipment under non-cancelable operating leases generally expiring at various dates through 2015.  Operating leases generally have 3- to 15-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal.  Various facility leases include provisions for rent escalation to recognize increased operating costs or require the Company to pay certain maintenance and utility costs.  Contingent rents are included in rent expense in the year incurred.  Certain leases contain annual escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms.  The excess of cumulative rent expense (recognized on a straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as straight-line rental accrual and is included in Other Long-Term Liabilities in the accompanying consolidated balance sheets, and totaled $114,223 and $164,280 at December 31, 2010 and 2009, respectively.
FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments at December 31, 2010, for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows:

Year Ending
December 31,

2011	$1,761,949
2012	1,603,252
2013	738,844
2014	605,385
2015	570,759
Thereafter	-
Total	$5,280,189

12.      SUBSEQUENT EVENTS

On February 23, 2011, the Company declared a special dividend on its Common Stock of $0.0125 per share.  The record date for this distribution was March 7, 2011, and the payment date was March 8, 2011.  The total dividend payable on March 8, 2011 was $500,000.

On April 7, 2011, the Company declared a quarterly dividend on its Common Stock of $0.025 per share.  The record date for this distribution is April 25, 2011.  The Company anticipates this quarterly dividend will be paid in late April 2011.  The total dividend payable is estimated to be $1,006,250.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President (our principal executive officer) and our Vice President, Finance (our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President (our principal executive officer) and our Vice President, Finance (our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and President (our principal executive officer) and our Vice President, Finance (our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors.  Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified.  The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Dr. Jacob Varon	58	Chairman of the Board of Directors
Anthony F. Rotondo	44	Chief Executive Officer, President and Director
Dr. David E. Tomaszek	56	Director
Don Knight	42	Vice President of Finance

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dr. Jacob Varon, Chairman of the Board

Dr. Varon is a plastic and reconstructive surgeon and has been practicing in the Houston area for more than 20 years.  Dr. Varon has served as the President of the Texas Chapter of the International College of Surgeons (“ICS”), the National Chairman of Plastic Surgery for ICS since 1994 and the President and Chief Executive Officer of Jeval Laboratories Ltd. since 1993.  Dr. Varon has served as the Chairman of First Surgical Partners, L.L.C. since 2002.  Dr. Varon received his medical degree from Universidad Nacional de Mexico – Escuela de Medicina in 1973.  Dr. Varon has been a practicing surgeon for more than 20 years and has developed and operated multiple business enterprises including the development and structuring of surgery centers with First Surgical Partners, L.L.C.  Dr. Varon’s knowledge of our industry from a medical and business standpoint provides him with a deep knowledge of our business affairs and provides our company with profound insight with respect to its affairs.

Anthony F. Rotondo, President, Chief Executive Officer and Director

Mr. Rotondo has worked exclusively in the healthcare industry for his entire career and has more than a decade of experience within the Ambulatory Surgery Center (“ASC”) segment.  Mr. Rotondo served as an area manager with HealthSouth from September 1997 to December 1998, as Regional Operations Officer of Physicians Surgical Care, as Vice President of Operations of Foundation Surgical Affiliates from March 2000 to August 2000, Vice President of Operations for Surgicare from August 2000 to September 2002 and as CEO and co-founder of First Surgical Partners, L.L.C. from 2002 to present.   Mr. Rotondo holds a Bachelor of Business Administration from Texas Tech University and a Masters of Business Administration from the University of St. Thomas.  As a founder, President and Chief Executive Officer of First Surgical Partners, L.L.C., the former general partner of our subsidiaries, Mr. Rotondo has unparalleled knowledge of the Company’s history, strategies, technologies and culture.  Mr. Rotondo has been a key component in developing our subsidiaries prior to our acquisition.

Dr. David E. Tomaszek, Director

For the last five years, Dr. Tomaszek has served as the President of Tomaszek Neurosurgical Associates PA.  Dr. Tomaszek received a B.A. from Williams College in 1977 and his medical degree from the University of Connecticut School of Medicine in 1980.  As a distinguished surgeon in the field of neurosurgery and a surgeon that utilizes our facilities, Dr. Tomaszek brings a unique perspective to our Board of Directors.  He understands the needs of our surgeons and the healthcare industry as a whole.

Don Knight, Vice President of Finance

Mr. Knight served as an outsourced controller from 2002 through July 2007 for First Surgical Partners LLC (“FSP”), the former general partner of our subsidiaries.  During this period he assisted with each facility opening, maintaining their financial needs, and reporting the financial results.  Mr. Knight, as a CPA, has over twelve years of public accounting experience with various industries, but more specifically real estate enterprises, healthcare facilities and physician private practices.  He specialized in accounting system setup and implementation, financial statement reporting and tax compliance.  He holds a Bachelor of Business Administration from Texas A&M University.  In July 2007, Mr. Knight was appointed, and currently serves, as the Vice President of Finance for our Company

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

As of the date hereof, the Company has not adopted a code of ethics.  The Board of Directors is presently developing a code of ethics and intends to adopt such code in the near future.

Director Independence

We currently do not have any independent directors.  However, our board is considering the appointment of independent directors within the meaning of applicable Nasdaq Listing Rules and the rules promulgated by the SEC.

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committees performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee.  However, our new management plans to form an audit, compensation and nominating committee in the near future.  The audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls.  We intend that the audit committee will be comprised solely of independent directors and will have an audit committee financial expert as required by the rules and regulations of the SEC.

The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

The nominating committee will be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors.  The nominating committee will also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures.  Until these committees are established, these decisions will continue to be made by our board of directors.  Although our board of directors has not yet established any minimum qualifications for director candidates, when considering potential director candidates, our board of directors considers the candidate’s character, judgment, skills and experience in the context of the needs of our Company and our board of directors.

We do not have a charter governing the nominating process.  The members of our board of directors, who perform the functions of a nominating committee, are not independent because they are also our officers.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors.  Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by shareholders is necessary at this time because, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

our principal executive officer;

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2010 and 2009; and

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:
Name and Principal Position	Year	Salary ($)	Bonus ($)	(5) Stock Awards ($)	(6) Stock Options ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Dr. Jacob Varon,	2010	—	—	—	—	—	—	793,604	(1)	793,604
Chairman	2009	—	—	—	—	—	—	473,470	(1)	473,470

Tony Rotondo,	2010	104,988	—	—	—	—	—	793,604	(1)	898,592
CEO	2009	104,988	—	—	—	—	—	473,470	(1)	578,458

Dr. David Tomaszek,	2010	—	—	—	—	—	—	—		—
Director	2009	—	—	—	—	—	—	—		—

Don Knight,	2010	145,002	—	—	—	—	—	—		145,002
VP of Finance	2009	145,002	—	—	—	—	—	—		145,002

(1) Payments represent funds received pursuant to the management agreements between First Surgical Partners, LLC and both First Street Hospital, L.P. and First Surgical Woodlands, L.P.  During the years ended December 31, 2010 and 2009, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where the Company retained the services of First Surgical Partners, LLC to assist the Company in managing and conducting day-to-day business and services.  Dr. Varon and Tony Rotondo, executive officers and directors of the Company, are the owners of First Surgical Partners, LLC.  The First Surgical Woodlands, L.P. agreement was executed on February 1, 2005, with a term of five years and shall automatically renew for one additional two year period unless otherwise terminated.  The First Street Hospital, L.P. agreement was executed on July 25, 2006, with a term of ten years and shall automatically renew for one additional two year period unless otherwise terminated.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  For the year ended December 31, 2010 and 2009, the partnerships paid a total of $1,587,208 and $946,941in management fees to First Surgical Partners, LLC.  Dr. Varon and Mr. Rotondo are equal owners in First Surgical Partners LLC, and, as a result, half of the amount paid to First Surgical Partners, LLC was applied to Dr. Varon and Mr. Rotondo each.  The management agreements are continuing in operation following the acquisition of First Surgical Woodlands, L.P. and First Street Hospital, L.P. by our company.

Employment Agreements

As of the date hereof, the Company has not entered into employment agreements with any of its executive officers.  However, we have an at-will employment arrangement with Messrs. Rotondo and Knight pursuant to which we verbally agreed to pay the officers approximately $105,000 and $145,000 for the year ended December 31, 2011, respectively.  Mr. Rotondo negotiated his salary with Board of Directors in an arms-length transaction.  Mr. Knight negotiated his salary with Mr. Rotondo in an arms-length transaction as well.

2010 Grants of Plan-Based Awards

The Company made no plan-based equity and non-equity awards grants to named executives in 2010.

Outstanding Equity Awards at Fiscal Year End

The Company had no unexercised options, stock that had not vested or equity incentive plan awards for any of our named executive officers as of December 31, 2010.

Option Exercises

During our Fiscal year ended December 31, 2010 there were no options exercised by our named officers.

Compensation of Directors

Our directors have not received compensation for rendering services as directors since inception.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our Company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Indemnification of Directors and Officers

The Company’s directors and executive officers are indemnified as provided by the Delaware Corporation law and its Bylaws. These provisions state that the Company’s directors may cause the Company to indemnify a director or former director against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him as a result of him acting as a director. The indemnification of costs can include an amount paid to settle an action or satisfy a judgment.  Such indemnification is at the discretion of the Company’s board of directors and is subject to the Securities and Exchange Commission’s policy regarding indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, The Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 14, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Shares of Common Stock Subject to Voting Agreement(7)	Percentage of Common Stock (3)

Dr. Jacob Varon (2) (7)	6,921,577	36,000,002	89.44%

Anthony F. Rotondo (2)(5)(7)	6,293,737	36,000,002	89.44%

Dr. David E. Tomaszek (2)(6)	3,992,655	0	9.92%

Don Knight (2)(8)	250,000	0	*

Nobis Capital Advisors, Inc.(4)	2,575,046	0	6.40%

All officers and directors as a group (4 people)	17,457,969	36,000,002	89.44%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o First Surgical Partners, L.L.C., 411 First Street, Bellaire, Texas 77401.
(2)	Executive officer and/or director of the Company.
(3)
Applicable percentage ownership is based on 40,250,005 shares of common stock outstanding as of April 14, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of April 14, 2011 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of April 14, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4)
The address for Nobis Capital Advisors, Inc. (“Nobis”) is 2901 West Coast Highway, 3 rd Floor, Newport Beach, California  92663.  Thomas Rubin, CEO of Nobis, has voting and dispositive control over the securities held by Nobis.

(5)
Includes 5,293,737 shares of common stock held by Anthony F. Rotondo and 1,000,000 shares of common stock held by The Anthony F. Rotondo Irrevocable Trust dated July 23, 2010..  Mr. Rotondo is the beneficiary of such trust but does not serve as the trustee and, as a result, does not have voting or dispositive control over such securities.

(6)
Includes 3,532,655 shares of common stock held by David E. Tomaszek and 390,000 shares of common stock held by The David E. Tomaszek Irrevocable Trust dated July 20, 2010.  Dr. Tomaszek is the beneficiary of such trust but does not serve as the trustee and, as a result, does not have voting or dispositive control over such securities.

(7)
 On November 4, 2010, we entered into a Contribution Agreement with the shareholders of First Surgical Texas, Inc. (f/k/a Piper Acquisition III, Inc.), a Nevada corporation (“First Surgical Texas”), each of which are accredited investors (“First Surgical Texas Shareholders”) pursuant to which the First Surgical Texas Shareholders agreed to contribute 100% of the outstanding securities of First Surgical Texas in exchange for 39,964,346 shares of our common stock (the “First Surgical Texas Contribution”).   On November 24, 2010, we entered an agreement with First Surgical Texas to extend the closing date to December 31, 2010 in consideration of a payment of $7,500.  The First Surgical Texas Contribution closed on December 31, 2010.  Prior to the closing of the First Surgical Texas contribution, First Surgical Texas acquired First Street Surgical Center, L.P. (“FSSC”), First Surgical Woodlands, L.P. (“FSW”), and First Street Hospital, L.P. (“FSH”) (collectively, the “Subsidiaries”) from the former partners.  Pursuant to that certain voting agreement executed in connection with the acquisition of FSSC, FSW and FSH by First Surgical Texas, each of the former owners of the Subsidiaries granted Dr. Varon and Mr. Rotondo, affiliates of the Company, the authority to vote their shares of the Subsidiaries or such successor of the Subsidiaries as Dr. Varon and Mr. Rotondo deem appropriate in their sole discretion.  Dr. Varon and Mr. Rotondo disclaim beneficial ownership of such shares governed by the Voting Agreement.

(8)
Represents 150,000 shares of common held by Mr. Knight, 41,979 shares of common stock held by the Emma Haley Knight 2011 Irrevocable Trust, 36,631 shares of common stock held by the Erin Mackenzie Knight 2011 Irrevocable Trust and 21,390 shares of common stock held by the Brayden Dane Knight 2011 Irrevocable Trust.  Mr. Knight is the trustee of each of these trusts and has dispositive and voting control over such shares.  Mr. Knight disclaims beneficial ownership of such securities held by the trusts.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On December 31, 2010, the Company entered into an Agreement and Release with David Roff, a shareholder of the Company, pursuant to which Mr. Roff returned 36,111 shares of common stock of the Company to the Company for cancellation and has provided a full release of the Company in consideration of $300,000 less the repayment of any shareholder loans or accounts payable.

During the years ended December 31, 2010 and 2009, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where the Company retained the services of First Surgical Partners, LLC to assist the Company in managing and conducting day-to-day business and services.  Dr. Varon and Tony Rotondo, executive officers and directors of the Company, are the owners of First Surgical Partners, LLC.  The First Surgical Woodlands, L.P. agreement was executed on February 1, 2005, with a term of five years and shall automatically renew for one additional two year period unless otherwise terminated.  The First Street Hospital, L.P. agreement was executed on July 25, 2006, with a term of ten years and shall automatically renew for one additional two year period unless otherwise terminated.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  For the year ended December 31, 2010 and 2009, the partnerships paid a total of $1,587,208 and $946,941 in management fees to First Surgical Partners, LLC.

On June 1, 2006, First Street Surgical Center, L.P. entered into a $700,000 long-term line of credit with Dr. Jacob Varon, who is a current shareholder of the Company as well as the Chairman of the Board of Directors.  The line of credit bears interest at 6.0% per annum and is unsecured.  As of December 31, 2010 and December 31, 2009, the Company owed $321,365 and $316,592, respectively on the line of credit.  The Company recognized total interest expense of $18,670 and $17,585 during the years ended December 31, 2010 and 2009, respectively.

On September 17, 2006, First Street Hospital, LP entered into a building lease with Dr. Jacob Varon, who is a current shareholder of the Company as well as the Chairman of the Board of Directors.  The building lease was for an initial term of 10 years from the commencement date followed by an option to extend the initial ten year term by two consecutive ten year terms.  This original lease agreement called for minimum monthly lease payments of $39,400 per month, subject to escalation to reflect increases in the consumer price index.  During 2010, the hospital expanded its square footage by 23,000, adding 14 beds and 2 operating rooms.  The expansion was opened for surgical procedures on December 15, 2010.  As of December 31, 2010, a lease document or an amendment to the original lease had not been finalized or signed.  A fair market valuation and assessment of rent is being performed in order to assess the new rental terms.  The expansion project was funded 100% by First Street Hospital for $5,502,660 of which $4,436,150 was financed under long-term notes.  For each of the years ended December 31, 2010 and 2009, First Street Hospital, LP paid $510,517 in lease payments to Dr. Varon.

As of December 31, 2009, the Company had $604,637 due from First Surgical Memorial Village LP, and entity managed by the former general partner of the Company’s three operating partnerships.  This amount was repaid in 2010.

On April 1, 2003, First Street Surgical Center, LP entered into a building lease with Dr. Jacob Varon, who is a current shareholder of the Company and Chairman of the Board of Directors.  The building lease was for an initial term of 10 years from the commencement date followed by an option to extend the initial ten year term by two consecutive five year terms.  The lease agreement called for minimum monthly lease payments of $23,000 per month, subject to escalation to reflect increases in the consumer price index. In each of the years ended December 31, 2010 and 2009, First Street Surgical Center, LP paid $320,640 in lease payments to Dr. Varon.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010, and for the fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, including tax return preparation and tax compliance for these fiscal periods were as follows:

	Year Ended
	December 31, 2010	December 31, 2009
Audit Fees	$80,000	$120,000
Audit Related Fees	-	-
Tax Fees	$10,154	$7,325
All Other Fees	-	-
Total	$90,154	$127,325

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee (which consists of our entire board of directors); or
●
entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our Company are listed in the index under Item 8 of this document
(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description

3.1*	Certificate of Incorporation of First Surgical Partners Inc. (f/k/a Arkson Nutraceuticals Corp.), as amended

3.2	Corporate Bylaws of First Surgical Partners, Inc. (f/k/a Arkson Nutraceuticals Corp.) (3)

4.1*	Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated January 8, 2008

4.2*	Secured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated January 8, 2008

4.3*	Unsecured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated May 4, 2010

4.4*	Secured Construction Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated May 4, 2010

4.5*	Long Term Line of Credit issued by First Street Surgical Center LP to Bank of River Oaks dated January 8, 2008

4.6	Intentionally left blank,

4.7*	Secured Promissory Note issued by First Surgical Woodlands, L.P. to the Bank of River Oaks dated September 18, 2009

4.8*	Long-term Line of Credit between First Street Surgical Center, L.P. and Jacob Varon dated November 4, 2009.

4.9*	Secured Promissory Note issued by First Street Hospital, L.P. to Bank of River Oaks dated November 30, 2010.

4.10*	Fourth Amendment to Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated January 8, 2008, dated effective January 8, 2011.

4.11*	Modification, Renewal and Extension Agreement to the Secured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated January 8, 2008, dated effective January 8, 2011.

4.12*	Fourth Amendment to Long Term Line of Credit issued by First Street Surgical Center LP to Bank of River Oaks dated January 8, 2008, dated effective January 8, 2011.

4.13*	First Amendment to Secured Promissory Note issued by First Surgical Woodlands, L.P. to the Bank of River Oaks dated September 18, 2009, dated effective September 18, 2010.

10.1*	Contribution Agreement by and between Arkson Nutraceuticals Corp. and Piper Acquisition III, Inc., dated November 4, 2010.

10.2	Amendment to the Contribution Agreement by and between Arkson Nutraceuticals Corp. and Piper Acquisition III, Inc., dated November 24, 2010. (1)

10.3
Form of Non-Competition, Non-Disclosure and Non-Solicitation Agreement by and between First Surgical Texas, Inc. (f/k/a Piper Acquisition III, Inc., a wholly owned subsidiary of the Company), and former limited partners or members of First Street Hospital, L.P., First Surgical Woodlands, L.P., First Street Surgical Center, L.P. and First Surgical Partners, L.L.C.(2)

10.4
Form of Lock-Up Agreement by and between First Surgical Texas, Inc. (f/k/a Piper Acquisition III, Inc., a wholly owned subsidiary of the Company), and former limited partners or members of First Street Hospital, L.P., First Surgical Woodlands, L.P., First Street Surgical Center, L.P. and First Surgical Partners, L.L.C. (2)

10.5
Form of Voting Agreement by and between First Surgical Texas, Inc. (f/k/a Piper Acquisition III, Inc., a wholly owned subsidiary of the Company), and former limited partners or members of First Street Hospital, L.P., First Surgical Woodlands, L.P., First Street Surgical Center, L.P. and First Surgical Partners, L.L.C. (2)

10.6	Agreement entered by and between the Company and David Roff dated December 31, 2010(2)

10.7*	Lease Agreement for First Street Surgical Center, L.P. dated April 1, 2003

10.8	Lease Agreement for First Street Hospital, L.P. dated September 17, 2006 (2)

10.9*	Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated May 1, 2006

10.10*	Amendment to the Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated February 13, 2008

10.11*	Amendment to the Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated December 10, 2009

10.12*	Management Agreement by and between First Surgical Partners LLC and First Street Hospital LP

10.13*	Management Agreement by and between First Surgical Partners LLC and First Surgical Woodlands LP

10.14*	Termination Letter from Vital Weight Control Inc. To First Street Hospital LP dated January 30, 2009

10.15*	Reinstatement of Contract Agreement dated February 6, 2009 between Vital Weight Control Inc and First Street Hospital LP

21.1*	List of Subsidiaries

31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 26, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 6, 2011

(3)	Incorporated by reference to the Form 10 Registration Statement filed with the Securities and Exchange Commission on February 9, 2007

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIRST SURGICAL PARTNERS INC.

Date: April 15, 2011	/s/ Anthony F. Rotondo
Name: Anthony F. Rotondo
Title: President and Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Anthony F. Rotondo	President and Chief Executive Officer and Director	April 15, 2011
Anthony F. Rotondo

/s/ Don Knight	Vice President, Finance	April 15, 2011
Don Knight	(Principal Financial and Accounting Officer)

/s/ Dr. Jacob Varon	Chairman of the Board of Directors	April 15, 2011
Dr. Jacob Varon

/s/ Dr. David E. Tomaszek	Director	April 15, 2011
Dr. David E. Tomaszek