Form 10-Q
period 2011-03-31
First Surgical Partners Inc.
filed 2011-05-23
CIK 1389413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission File No. 000-52458
FIRST SURGICAL PARTNERS INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0383940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

411 First Street
Bellaire, TX  77401
(Address of principal executive offices)

713-665-1111
(Issuer's telephone number)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

As of May 20, 2011, the Issuer had 40,650,006 shares of its common stock outstanding.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Part  I – Financial Information

PART I

Item 1.              Financial Statements

FIRST SURGICAL PARTNERS INC.
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	March 31, 2011	December 31, 2010
Assets

Current Assets
Cash and Cash Equivalents	$194,123	$266,708
Accounts Receivable, net	25,567,912	22,874,493
Inventory	885,937	1,413,275
Prepaid Expenses and Other Current Assets	328,127	298,104
Total Current Assets	26,976,099	24,852,579
Property and Equipment, net	14,926,012	14,946,782
Other Assets, net	59,917	64,379
Total Assets	$41,962,029	$39,863,740

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable	$8,702,551	$9,634,602
Accrued Expenses	1,721,896	1,380,223
Lines of Credit	2,232,299	1,521,250
Current Taxes	1,735,155	1,194,128
Current Portion of Long-Term Debt and Capital Lease Obligations	1,447,437	1,238,277
Total Current Liabilities	15,839,338	14,968,480

Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations, Net of Current Portion	13,864,006	13,699,670
Deferred Taxes	3,283,622	3,282,622
Other Long-Term Liabilities	160,687	74,130
Total Long-Term Liabilities	17,308,315	17,056,422

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, zero issued and outstanding, respectively	-	-
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 40,250,006 and 40,000,006 shares issued and outstanding, respectively	4,025	4,000
Additional Paid-In Capital	11,685,483	11,716,594
Accumulated Deficit	(2,875,132)	(3,881,756)
Total Shareholders' Equity	8,814,376	7,838,838
Total Liabilities and Shareholders' Equity	$41,962,029	$39,863,740

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SURGICAL PARTNERS INC.
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Net Revenue	$12,623,897	$12,280,318

Operating Expenses
Salaries and Benefits	3,533,060	2,525,623
Medical Supplies	2,761,169	1,766,643
Bariatric Program Sponsorship	1,200,000	1,200,000
Management Fees	465,652	506,966
Rent	561,951	457,532
Depreciation and Amortization	528,969	238,467
Other Operating Expenses	1,728,586	1,466,605
Total Operating Expenses	10,779,386	8,161,834

Other Income and Expenses
Interest Income	241	350
Interest Expense	(296,101)	(225,622)
Total Other Income and Expenses	(295,860)	(225,272)

Income Before Income Taxes	1,548,651	3,893,212

Income Taxes	542,027	-
Net Income	$1,006,624	$3,893,212

Basic and Diluted Income per Common Share	$0.03	$0.10

Weighted average number of common shares outstanding - basic and fully diluted	40,022,227	39,964,346

Dividends declared per common share	$0.0125	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SURGICAL PARTNERS INC.
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,006,624	$3,893,212
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	528,969	238,467
Stock Compensation	468,914	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,693,419)	33,960
Inventory	527,338	(55,429)
Other Current Assets	(73,001)	688,653
Accounts Payable and Accrued Expenses	(542,556)	(1,536,145)
Other Long Term Liabilities	86,557	(3,440)
Current and Deferred Taxes Payable	542,027	-
Net Cash Provided by (Used in) Operating Activities	(148,547)	3,259,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(503,738)	(208,669)
Net Cash Used in Investing Activities	(503,738)	(208,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on Line of Credit	751,049	50,000
Repayments on Line of Credit	(40,000)	(30,000)
Proceeds from Issuance of Long-Term Debt	629,234	-
Repayment of Long-Term Debt and Capital Lease Obligations	(260,583)	(445,120)
Dividends Paid	(500,000)	-
Debt Issue Costs	-	-
Partner Contributions	-	30,000
Partner Distributions	-	(2,516,000)
Net Cash Provided by (Used in) Financing Activities	579,700	(2,911,120)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72,585)	139,489
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	266,708	261,594
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$194,123	$401,083

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Interest	$279,860	$201,052
Cash Paid for Taxes	$200,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      INTERIM FINANCIAL INFORMATION

Business and Organization

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

Effective February 18, 2011, the Company changed its name to “First Surgical Partners Inc.”

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K.  These financial statements should be read together with the financial statements and notes in the Company’s 2010 Form 10-K filed with the SEC on April 15, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.  Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

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

 Inventory

Inventory is comprised primarily of various medical supplies and is valued at the lower of cost or market with cost determined on first-in, first-out basis.

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

Class	Useful Life	Depreciation Method
Furniture and Equipment	5-7 years	200% double declining
Software	3 years	Straight-line
Leasehold Improvements	5-30 years	Straight-line

Advertising

The Company expenses advertising costs as incurred.  Advertising expense was $73,896 and $83,167 for the three months ended March 31, 2011 and 2010, respectively, and is included in the caption Other Operating Expenses.

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

Prior to the Company’s acquisition by Piper, on December 1, 2010, all of the net income from the Company’s subsidiaries, First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. passed through to the then-limited partners of each of the Company’s subsidiaries and the Company, therefore, had no corporate tax obligation to record.  Had the acquisition by Piper occurred on January 1, 2010, the Company would have incurred the following pro-forma income tax expense for the three months ended March 31, 2010:

Pro Forma for the Three Months Ended March 31, 2010
Current Taxes	$1,362,624
Deferred Taxes	-
Total	$1,362,624

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

Impairment of Long-Lived Assets

We assess the recoverability of long-lived assets, whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.  We measure the recoverability of long-lived assets by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset.  We present an impairment charge as a separate line item within income from continuing operations in our consolidated statements of operations, unless the impairment is associated with a discontinued operation.  In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations.  The Company did not recognize an impairment of long-lived assets during either of the three months ended March 31, 2011, or March 31, 2010.

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

Earnings per Common Share

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period.  The calculation for diluted earnings per common share recognizes the effect of all potential dilutive securities that were outstanding during the respective periods, unless their impact would be antidilutive.  The Company had no dilutive securities as of March 31, 2011 or 2010.

Prior to the Company’s acquisition by Piper, on December 1, 2010, all of the net income from the Company’s subsidiaries, First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. passed through to the then-limited partners of each of the Company’s subsidiaries and the Company, therefore, had no corporate tax obligation to record.  Had the acquisition by Piper occurred on January 1, 2010, the Company’s pro-forma earnings per share would have been $0.06 for the three months ended March 31, 2010.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2011 and December 31, 2010:

	As of
	March 31, 2011	December 31, 2010
Leasehold Improvements	$14,151,674	$14,113,849
Medical Equipment	10,456,639	10,167,306
Furniture, Fixtures and Office Equipment	1,291,019	1,114,439
	25,899,332	25,395,594

Accumulated Depreciation	(10,973,320)	(10,448,812)
Property and Equipment, net	$14,926,012	$14,946,782

As of March 31, 2011 and December 31, 2010, the Company had $2,081,267 of equipment cost under capital lease, with accumulated amortization of $2,036,854 and $1,926,001, respectively, resulting in net assets under capital leases of $44,413 and $155,266, respectively.  All of the Company’s assets under capital lease consisted of medical equipment.

4.      LINES OF CREDIT

First Street Hospital, L.P. entered into a Letter Loan Agreement (“FSH Letter Loan Agreement”) with a financial institution on January 8, 2008.  The FSH Letter Loan Agreement, as amended, provides for a $1,500,000 line of credit loan and a term loan (“FSH Loans”).  The FSH Letter Loan Agreement provides for FSH Loans to be secured by real property owned by First Street Holdings, L.P., a related party to the Company, as well as accounts, inventory, fixtures, equipment and general intangibles; that the loans will be guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company; and require First Street Hospital, L.P. to maintain a debt service coverage ratio of 1.25 to 1.0.  The line of credit loan calls for monthly interest only payments which shall from day to day be equal to the lesser of (a) a fluctuating rate per annum (the ‘Contract Rate’) which is equal to the Index Rate which represents the rate of interest then most recently established by J.P. Morgan Chase Bank (or its successors) as its prime rate or (b) the Maximum Rate (the maximum lawful nonusurious rate of interest which under applicable law payee is permitted to charge).  The effective rate of interest at March 31, 2011 was 6.5%.  The line of credit loan originally matured on January 8, 2009, but has been extended to January 8, 2012.  The outstanding balance at March 31, 2011 and December 31, 2010, was $1,331,250 and $581,250, respectively.  Unused credit at March 31, 2011 was $168,750.  The Company recognized total interest expense of $12,668 and $8,731 during the three months ended March 31, 2011 and 2010, respectively.

First Street Surgical Center, L.P. entered into a Letter Loan Agreement (“FSSC Letter Loan Agreement”) with a financial institution on January 8, 2008.  The FSSC Letter Loan Agreement provides for a $750,000 line of credit loan and a term loan (“FSSC Loans”).  The FSSC Letter Loan Agreement provides for FSSC Loans to be secured by real property owned by First Street Holdings, L.P., a related party to the Company, as well as accounts, inventory, fixtures, equipment and general intangibles; that the loans will be guaranteed personally by certain former partners of First Street Surgical Center, L.P., who are current shareholders of the Company; and require First Street Surgical Center, L.P. to maintain a debt service coverage ratio of 1.25 to 1.0.  The line of credit loan calls for monthly interest only payments which shall from day to day be equal to the lesser of (a) a fluctuating rate per annum (the ‘Contract Rate’) which is equal to the Index Rate which represents the rate of interest then most recently established by J.P. Morgan Chase Bank (or its successors) as its prime rate or (b) the Maximum Rate (the maximum lawful nonusurious rate of interest which under applicable law payee is permitted to charge).  The effective rate of interest at March 31, 2011 was 6.5%.  The line of credit loan originally matured on January 8, 2009, but has been extended to January 8, 2012.  The outstanding balance at both March 31, 2011 and December 31, 2010 was $730,000.  Unused credit at March 31, 2011 was $20,000.  The Company recognized total interest expense of $10,494 and $9,398 during the three months ended March 31, 2011 and 2010, respectively.

On September 18, 2009, First Surgical Woodlands, L.P. entered into a $250,000 revolving draw secured promissory note with a financial institution.  The note bears interest at 5.75% per annum.  The note originally matured on September 18, 2010, but has been extended to September 18, 2011.  The note is secured by all the equipment of First Surgical Woodlands, L.P.  The outstanding balance at March 31, 2011 and December 31, 2010, was $171,049 and $210,000, respectively.  Unused credit at March 31, 2011 was $78,951.  The Company recognized total interest expense of $2,718 and $104 during the three months ended March 31, 2011 and 2010, respectively.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company’s long-term debt and capital leases at March 31, 2011, and December 31, 2010, consisted of the following:

	As of
	March 31, 2011	December 31, 2010
First Street Hospital, L.P.
2008 FSH Note Payable	$6,790,610	$6,879,965
2010 Construction Loan	4,439,150	4,439,150
2010 Equipment Loan	1,863,062	1,483,828
2011 Shareholder Loans	250,000	-
Capital Lease Obligations	208,252	286,699

First Street Surgical Center, L.P.
Long-term Line of Credit from Shareholder	326,209	321,365
2008 FSSC Note Payable	1,434,159	1,453,032

First Surgical Woodlands, L.P.
2009 FSW Note Payable	-	73,909

	15,311,443	14,937,948
Less: Current Portion	(1,447,437)	(1,238,277)
Long-Term Portion	$13,864,006	$13,699,670

Long-Term Debt

In connection with the FSH Letter Loan Agreement, First Street Hospital, L.P. issued a secured promissory note in the original amount of $7,822,256 on January 8, 2008, to a financial institution (the “2008 FSH Note Payable”).  The 2008 FSH Note Payable bears interest at 7.70% per annum and matures on January 8, 2013.  The note calls for monthly interest and principal payments of $73,747, with a balloon payment due on January 8, 2013, of $6,162,583.  As of March 31, 2011, and December 31, 2010, the Company owed $6,790,610 and $6,879,965, respectively on the 2008 FSH Note Payable, and recognized total interest expense of $131,886 and $138,333 during the three months ended March 31, 2011 and 2010, respectively.

On May 4, 2010, First Street Hospital, L.P. entered into an unsecured $250,000 promissory note with a financial institution.  The note bore interest at 6.50% per annum and matured on February 4, 2011.  During 2010, the Company borrowed approximately $110,815 under the note and repaid it in full during 2010 with proceeds from the 2010 Equipment Loan.

On May 4, 2010, First Street Hospital, L.P. entered into a secured construction loan agreement (the “2010 Construction Loan”) with a financial institution.  The loan agreement provides for advances equal to 80% of the “as completed” appraised value of the 2010 expansion of the Company’s First Street Hospital facility.  Total advances under the loan agreement were $4,439,150, all of which were outstanding at March 31, 2011 and December 31, 2010.  The loan agreement provides for the 2010 Construction Loan to be secured by real property owned by First Street Hospital, L.P., as well as accounts, inventory, fixtures, equipment and general intangibles.  The loan was also guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company.  The note bears interest at 6.50% per annum and matures on May 4, 2013.  The Company recognized total interest expense of $70,937 during the three months ended March 31, 2011.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 28, 2011, First Street Hospital, L.P. entered into a $200,000 and a $50,000 30-day loan with the Company’s Chairman and with the Company’s President and Chief Executive Officer, respectively.  The loans matured on April 27, 2011, and if paid at maturity bore no interest.  If the loans were not repaid at maturity, interest was to accrue at 6.0% per annum.  Both loans were repaid on April 27, 2011.

In connection with the issuance of the 2010 Construction Loan facility, on November 30, 2010, First Street Hospital, L.P. entered into a secured promissory note (the “2010 Equipment Loan”) providing for a total principal amount of $1,863,062 with a financial institution.  The 2010 Equipment Loan is also secured by real property owned by First Street Hospital, L.P., as well as accounts, inventory, fixtures, equipment and general intangibles.  The 2010 Equipment Loan was also guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company.  The note bears interest at 6.50% per annum and matures on November 30, 2013.  As of March 31, 2011, and December 31, 2010, the Company owed $1,863,062 and $1,483,828, respectively on the 2010 Equipment Loan, and recognized total interest expense of $28,837 during the three months ended March 31, 2011.

On June 1, 2006, First Street Surgical Center, L.P. entered into a $700,000 long-term line of credit with the Company’s Chairman.  The line of credit bears interest at 6.0% per annum, matures on May 31, 2011and is unsecured.  As of March 31, 2011 and December 31, 2010, the Company owed $326,209 and $321,365, respectively on the line of credit, and recognized total interest expense of $4,845 and $4,563 during the three months ended March 31, 2011 and 2010, respectively.

In connection with the FSSC Letter Loan Agreement, First Street Surgical Center, L.P. issued a secured promissory note in the original amount of $1,652,030 on January 8, 2008, to a financial institution.  The note bears interest at 7.70% per annum and matures on January 8, 2013.  The note calls for monthly interest and principal payments of $15,502.88, with a balloon payment due on January 8, 2013, of $1,301,513.  As of March 31, 2011, and December 31, 2010, the Company owed 1,434,159 and$1,453,032, respectively on the note, and recognized total interest expense of $27,853 and $29,215 during the three months ended March 31, 2011 and 2010, respectively.

On September 18, 2009, First Surgical Woodlands, L.P. issued a $1,300,000 secured promissory note to a financial institution.  The note bore interest at 5.95% per annum and matured on January 18, 2011.  The Company repaid the outstanding balance of the note at maturity.  The note was secured by all the equipment of First Surgical Woodlands, L.P.  As of December 31, 2010, the Company owed $73,909 on the note, and recognized total interest expense of $529 and $14,551 during the three months ended March 31, 2011 and 2010, respectively.

Capital Lease Obligations

We engage in a significant number of leasing transactions including medical equipment, computer equipment and other equipment utilized in operations.  Leases meeting certain accounting criteria have been recorded as an asset and liability at the lower of fair value or the net present value of the aggregate future minimum lease payments at the inception of the lease.  Interest rates used in computing the net present value of the lease payments generally ranged from 5.914% to 26.814% based on our incremental borrowing rate at the inception of the lease.  Our leasing transactions include arrangements for equipment with major equipment finance companies and manufacturers who retain ownership in the equipment during the term of the lease.

The Company was in compliance with all debt covenants as of March 31, 2011.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.      STOCKHOLDER’S EQUITY

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

During the three months ended March 31, 2010, the Company made distributions to its limited partner unitholders, while the Company’s subsidiaries were owned by those limited partner unitholders prior to their acquisition by Piper totaling $2,516,000.  The Company has treated these distributions as deemed dividends for financial reporting purposes.

On February 23, 2011, the Company declared a special dividend on its Common Stock of $0.0125 per share.  The record date for this distribution was March 7, 2011, and the payment date was March 8, 2011.  The total dividend payable on March 8, 2011 was $500,000.  As the Company had no accumulated earnings at the date of declaration, this dividend was treated as a liquidating dividend and recorded as a reduction of additional paid-in capital rather than accumulated deficit.

On March 23, 2011, the Company issued 250,000 shares of common stock to the Company’s Vice President, Finance for services rendered.  These shares were valued at $468,914, based on the Company’s estimate of the fair market value of its Common Shares on that date.

7.      RELATED PARTY TRANSACTIONS

On March 28, 2011, First Street Hospital, L.P. entered into a $200,000 and a $50,000 30-day loan with the Company’s Chairman and with the Company’s President and Chief Executive Officer, respectively.  The loans matured on April 27, 2011, and if paid at maturity bore no interest.  If the loans were not repaid at maturity, interest was to accrue at 6.0% per annum.  Both loans were repaid on April 27, 2011.

During the three months ended March 31, 2011 and 2010, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where the Company retained the services of First Surgical Partners, LLC to assist the Company in managing and conducting day-to-day business and services.  The First Surgical Woodlands, L.P. agreement was executed on February 1, 2005, with a term of five years and shall automatically renew for one additional two year period unless otherwise terminated.  The First Street Hospital, L.P. agreement was executed on July 25, 2006, with a term of ten years and shall automatically renew for one additional two year period unless otherwise terminated.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  For the three months ended March 31, 2011 and 2010, the partnerships paid a total of $465,652 and $506,966 in management fees to First Surgical Partners, LLC.

On June 1, 2006, First Street Surgical Center, L.P. entered into a $700,000 long-term line with the Company’s Chairman.  The line of credit bears interest at 6.0% per annum and is unsecured.  As of March 31, 2011 and December 31, 2010, the Company owed $326,209 and $321,365, respectively on the line of credit, and recognized total interest expense of $4,845 and $4,563 during the three months ended March 31, 2011 and 2010, respectively.

On April 1, 2003, First Street Surgical Center, LP entered into a building lease with the Company’s Chairman.  The building lease was for an initial term of 10 years from the commencement date followed by an option to extend the initial ten year term by two consecutive five year terms.  The lease agreement called for minimum monthly lease payments of $23,000 per month, subject to escalation to reflect increases in the consumer price index. During each of the three months ended March 31, 2011 and 2010, First Street Surgical Center, LP paid $80,160 in lease payments on this lease.

On September 17, 2006, First Street Hospital, LP entered into a building lease with the Company’s Chairman.  The building lease was for an initial term of 10 years from the commencement date followed by an option to extend the initial ten year term by two consecutive ten year terms. This original lease agreement calls for minimum monthly lease payments of $39,400 per month, subject to escalation to reflect increases in the consumer price index.  During 2010, the hospital expanded its square footage by 23,000, adding 14 beds and two operating rooms.  The expansion was opened for surgical procedures on December 15, 2010.  As of March 31, 2011, a lease document or an amendment to the original lease had not been finalized or signed.  A fair market valuation and assessment of rent is being performed in order to assess the new rental terms.  The expansion project was funded 100% by First Street Hospital for $5,502,660, of which $4,436,150 was financed under long-term notes.  For each of the three months ended March 31, 2011 and 2010, First Street Hospital, LP paid $127,629 in lease payments on this lease.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.      COMMITMENTS AND CONTINGENCIES

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

The Company made payments totaling $1.2 million during each of the three months ended March 31, 2011 and 2010, respectively.

9.      SUBSEQUENT EVENTS

On April 7, 2011, the Company declared a quarterly dividend on its Common Stock of $0.025 per share.  The record date for this distribution was April 25, 2011 and the dividend was paid on April 26, 2011.  The total dividend paid was $1,006,250.

On April 29, 2011, the Company entered into an Agreement with First Surgical Partners LLC, RJR Consulting Group, LLC (“RJR”) and RC Capital Group, LLC pursuant to which the parties agreed to settle all disputes with respect to an agreement between the Company and RJR for RJR to provide capital markets consulting and investor relations services to the Company.  In consideration of the Agreement, the Company issued 400,000 shares of the Company’s Common Stock to RJR.  These shares were valued at $750,262, based on the Company’s estimate of the fair market value of its Common Shares on that date.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipates,” “believes,” “expects,” “plans,” “future,” “intends,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements are only our predictions.  Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2010, and our quarterly reports on Form 10-Q.  We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

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

We have over 30 affiliated physicians who provide medical care and surgical services to our patients.  In addition, there are an additional 60 non-affiliated physicians that use our locations for surgical procedures, many with great frequency.  Surgeons choose to perform surgeries at our facilities because of (1) the input and control they have over the facilities’ operations, (2) the quality of the facilities, (3) the well trained staff, (4) the reputations of the other surgeons using the facilities, and (5) the well respected, financially disciplined management team.  Since our formation in 2002, we have partnered with the best surgeons in their specialties covering the greater Houston area.  Since inception, these physicians have performed nearly 39,500 procedures and the number of procedures performed each year continues to grow.

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

The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated:

	For the Three Months Ended March 31,
	2011	2010
Medicare	7.44%	7.35%

Worker's Compensation	4.49%	2.41%

Commercial Carriers	72.68%	81.26%

Other (self pays, hardships, etc.)	15.39%	8.98%

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Note 2 to our unaudited Consolidated Financial Statements as of  and for the three months ended March 31, 2011, provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting principles in the United States.  Certain of our accounting policies are critical to understanding our Consolidated Financial Statements because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.  We believe that the application of the accounting policies described in the following paragraphs is highly dependent on critical estimates and assumptions that are inherently uncertain and highly susceptible to change.  For all of these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment.  On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below.

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

Other Matters

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of our Consolidated Financial Statements.  All of our significant accounting policies are further described in Note 2 to our unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2011, in this Form 10-Q.  The policies described in Note 2 often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance and are frequently reexamined by accounting standards setters and regulators.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue:

	For the Three Months Ended March 31,
	2011	2010
Net Revenue	100.0%	100.0%
Operating Expenses
Salaries and Benefits	28.0%	20.6%
Medical Supplies	21.9%	14.4%
Bariatric Program Sponsorship	9.5%	9.8%
Management Fees	3.7%	4.1%
Rent	4.5%	3.7%
Depreciation and Amortization	4.2%	1.9%
Other Operating Expenses	13.7%	11.9%
Total Operating Expenses	85.4%	66.5%
Other Income and Expenses
Interest Expense, net	(2.3%)	(1.8%)
Total Other Income and Expenses	(2.3%)	(1.8%)
Income Before Income Taxes	12.3%	31.7%
Income Taxes	4.3%	0.0%
Net Income	8.0%	31.7%

Our net revenue increased $343,579 or 2.8%, to $12,623,897 for the three months ended March 31, 2011, as compared to $12,280,318 for the comparable period in the prior year.  For all of our facilities, total cases increased to 1,478 for the three months ended March 31, 2011, as compared to 1,427 for the three months ended March 31, 2010; in addition, hospital cases increased by 78 from 407 cases to 485, respectively.  This increase was primarily attributable to the opening of the Company’s general acute care hospital in late 2010.

Salaries and benefits increased $1,007,437 or 39.9%, to $3,533,060 for the three months ended March 31, 2011, as compared to $2,525,623 for 2010.  During the three months ended March 31, 2011, we issued 250,000 shares of our Common Stock Vice President, Finance for services rendered.  These shares were valued at $468,914, based on the Company’s estimate of the fair market value of its Common Shares on that date, and included as a component of our 2011 salaries and benefit expense.  The balance of the increase was primarily attributable to: (i) the aforementioned higher case volume under the hospital; (ii) the need for new hospital clinical and administrative staffing to assist in accommodating the hospital expansion of two additional operating rooms and 14 additional beds; (iii) the need to hire additional support staff for the accounting department, and (iv) increased premium expense for the Company’s employee health insurance.

Medical supplies increased $994,526, or 56.3%, to $2,761,169 for the three months ended March 31, 2011, as compared to $1,766,643 for 2010.  This increase was attributable to the increased volume resulting from the expansion.

Our Bariatric Program Sponsorship fees were unchanged between the two periods, at $1,200,000 per quarter.

During the three months ended March 31, 2011 and 2010, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where we retained the services of First Surgical Partners, LLC to assist us in managing and conducting day-to-day business and services.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  These fees decreased $41,314, or 8.1%, to $465,652  for the three months ended March 31, 2011, as compared to $506,966  for 2010, as a direct result in corresponding decreases in cash collections in these two entities.  The management agreements are currently in effect and we will continue to pay such fees under the agreed upon terms set forth therein.

Our rent increased $104,419, or 22.8%, to $561,951 for the three months ended March 31, 2011, as compared to $457,532 for 2010.  This increase was primarily attributable to operating medical equipment rentals that were necessary to meet the demand for equipment supporting the overall increased case volume.

Depreciation and amortization expense increased $290,502, or 121.8%, to $528,969 for the three months ended March 31, 2011, as compared to $238,467 for 2010.  This increase was attributable primarily to the hospital expansion leasehold improvements and equipment, furniture and fixtures needed to complete the expansion and open it for its intended use.  Those fixed assets were placed in service December 2010.

Our other operating expenses increased by $261,981, or 17.9%, to $1,728,586 for the three months ended March 31, 2011, as compared to $1,466,605 for 2010.  This increase is mainly attributable to  patient valet service expense  increase of $56,268 from the higher hospital case volume and the additional staffing hired under the hospital that uses the service for daily parking , legal and professional expense  increase of $147,065 , repairs and maintenance increase of $32,233 ,  and utilities  expense increase of $33,367.

We recorded net interest expense of $295,860 for the three months ended March 31, 2011, as compared to $225,272 for 2010, or an increase of 31.3%. The total increase of $70,479 in interest cost, or 31.2 % was a result of additional debt incurred in our hospital expansion.

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

Pro Forma for the Three Months Ended March 31, 2010
Current Taxes	$1,362,624
Deferred Taxes	-
Total	$1,362,624

We anticipate that our effective tax rate will be approximately 35% for 2011.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our credit lines and long-term debt.

As of March 31, 2011, we had $194,123 of cash and cash equivalents on hand as compared to $266,708 at December 31, 2010.  Additionally, we had net working capital of $11,136,761 at March 31, 2011, an increase of $1,252,662 from our net working capital balance of $9,884,099 at December 31, 2010.

We used $148,547of cash in operating activities for the three months ended March 31, 2011, as compared to cash provided by operating activities of $3,259,278 for the three months ended March 31, 2010.  This decrease was primarily attributable to our decrease in net income between the periods, as well as decreases in our other working capital components between the two periods.

We used $503,738 and $208,669 of cash for investing activities during the three months ended March 31, 2011 and 2010, respectively.  These expenditures were primarily related to leasehold improvements and equipment purchases associated with our hospital expansion project.

During the three months ended March 31, 2011, we were provided $579,700 in cash from financing activities as advances under our lines of credit and long term debt were partially offset by partial repayments on those borrowing as well as our first quarter 2011 dividend.  During the three months ended March 31, 2010, we used $2,911,120.  Of this amount, $2,516,000 related to former limited partner distributions during the period.  The balance related to net borrowings and repayments on our outstanding debt obligations.

As of March 31, 2011, we had $267,701 available to us under our various credit lines.  We monitor the financial strength of our depositories, creditors, insurance carriers, and other counterparties using publicly available information, as well as qualitative inputs.  Based on our current borrowing capacity and compliance with the financial covenants under our credit agreements, we do not believe there is significant risk in our ability to make draws under our various credit lines, if needed.  However, no such assurances can be provided.

As of March 31, 2011, we have scheduled principal payments of $1,447,437 during the next twelve months, related to long-term debt and capital lease obligations (see Note 5, Long-term Debt and Capital Lease Obligations , in the accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2011).  We do not face near-term refinancing risk.  Our credit agreements governing the vast majority of our secured borrowings contain financial covenants that include a leverage ratio.  As of March 31, 2011, we were in compliance with the covenants under our various credit agreements.  If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreements.  Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time.

Contractual Obligations

Long Term Debt

At March 31, 2011, our long-term debt consisted of the following:

•
First Street Hospital, L.P. issued a secured promissory note in the original amount of $7,822,256 on January 8, 2008, to a financial institution (the “2008 FSH Note Payable”).  The 2008 FSH Note Payable bears interest at 7.70% per annum and matures on January 8, 2013.  The note calls for monthly interest and principal payments of $73,747, with a balloon payment due on January 8, 2013, of $6,162,583.  As of March 31, 2011, the Company owed $6,790,610 on the 2008 FSH Note Payable.

•
On May 4, 2010, First Street Hospital, L.P. entered into a secured construction loan agreement (the “2010 Construction Loan”) with a financial institution.  Total advances under the loan agreement were $4,439,150, all of which remained outstanding at March 31, 2011.  The note calls for monthly interest and principal payments ranging from approximately $24,507 to $38,907, with a balloon payment due on May 4, 2013, of $4,099,241.  The note bears interest at 6.50% per annum.

•
In connection with the issuance of the 2010 Construction Loan facility, on November 30, 2010, First Street Hospital, L.P. entered into a secured promissory note (the “2010 Equipment Loan”) providing for a total principal amount of $1,863,062 with a financial institution.  As of March 31, 2011, the Company had $1,863,062 outstanding on the 2010 Equipment Loan. The note calls for monthly interest and principal payments ranging from approximately $9,419 to $27,753, with a balloon payment due on November 30, 2013, of $1,442,988.  The note bears interest at 6.50% per annum.

•
First Street Surgical Center, L.P. issued a secured promissory note in the original amount of $1,652,030 on January 8, 2008, to a financial institution.  The note bears interest at 7.70% per annum and matures on January 8, 2013.  The note calls for monthly interest and principal payments of $15,502.88, with a balloon payment due on January 8, 2013, of $1,301,513.  As of March 31, 2011, the Company owed $1,434,159 on the note.

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

Management Fees

Both First Street Hospital, L.P. and First Surgical Woodlands, L.P. hold management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where we retained the services of First Surgical Partners, LLC to assist us in managing and conducting day-to-day business and services.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  For the three months ended March 31, 2011, these fees totaled $465,652.  The management agreements are currently in effect and we will continue to pay such fees under the agreed upon terms set forth therein.  The First Surgical Woodlands LP agreement was executed on February 1, 2005 with a term of five years and automatically renews for one additional two year period unless otherwise terminated in writing by either party.  The First Street Hospital LP agreement was executed on July 25, 2006 with a term of ten years and automatically renews for an additional two year period unless otherwise terminated unless otherwise terminated in writing by either party.

Off-Balance Sheet Arrangements

At March 31, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (our Principal Executive Officer) and our Vice President, Finance (our Principal Financial and Accounting Officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer (our Principal Executive Officer) and our Vice President, Finance (our Principal Financial and Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer (our Principal Executive Officer) and our Vice President, Finance (our Principal Financial and Accounting Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	Risk Factors

Please refer to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

On April 29, 2011, the Company entered into an Agreement with First Surgical Partners LLC, RJR Consulting Group, LLC (“RJR”) and RC Capital Group, LLC pursuant to which the parties agreed to settle all disputes with respect to an agreement between the Company and RJR for RJR to provide capital markets consulting and investor relations services to the Company.  In consideration of the Agreement, the Company issued 400,000 shares of the Company’s Common Stock to RJR.

The issuance of the above securities are exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.    Each of the shareholders is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

 None

Item 6.	Exhibits

3.1	Certificate of Incorporation of First Surgical Partners, Inc (f/k/a Arkson Nutraceuticals Corp.), as amended (4)

3.2	Corporate Bylaws of First Surgical Partners, Inc (f/k/a Arkson Nutraceuticals Corp.) (3)

4.1	Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated January 8, 2008 (4)

4.2	Secured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated January 8, 2008 (4)

4.3	Unsecured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated May 4, 2010 (4)

4.4	Secured Construction Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated May 4, 2010 (4)

4.5	Long Term Line of Credit issued by First Street Surgical Center, L.P. to Bank of River Oaks dated January 8, 2008 (4)

4.6	Intentionally left blank

4.7	Secured Promissory Note issued by First Surgical Woodlands, L.P. to the Bank of River Oaks dated September 18, 2009 (4)

4.8	Long-term Line of Credit between First Street Surgical Center, L.P. and Jacob Varon dated November 4, 2009 (4)

4.9	Secured Promissory Note issued by First Street Hospital, L.P. to Bank of River Oaks dated November 30, 2010 (4)

4.10	Fourth Amendment to Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated January 8, 2008, dated effective January 8, 2011 (4)

4.11	Modification, Renewal and Extension Agreement to the Secured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated January 8, 2008, dated effective January 8, 2011 (4)

4.12	Fourth Amendment to Long Term Line of Credit issued by First Street Surgical Center LP to Bank of River Oaks dated January 8, 2008, dated effective January 8, 2011 (4)

4.13	First Amendment to Secured Promissory Note issued by First Surgical Woodlands, L.P. to the Bank of River Oaks dated September 18, 2009, dated effective September 18, 2010 (4)

10.1	Contribution Agreement by and between Arkson Nutraceuticals Corp. and Piper Acquisition III, Inc., dated November 4, 2010. (4)

10.2	Amendment to the Contribution Agreement by and between Arkson Nutraceuticals Corp. and Piper Acquisition III, Inc., dated November 23, 2010. (1)

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

10.6	Agreement entered by and between the Company and David Roff dated December 31, 2010(2)

10.7	Lease Agreement for First Street Surgical Center, L.P. dated April 1, 2003 (4)

10.8	Lease Agreement for First Street Hospital, L.P. dated September 17, 2006 (5)

10.9	Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated May 1, 2006 (4)

10.10	Amendment to the Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated February 13, 2008 (4)

10.11	Amendment to the Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated December 10, 2009 (4)

10.12	Management Agreement by and between First Surgical Partners LLC and First Street Hospital LP (4)

10.13	Management Agreement by and between First Surgical Partners LLC and First Surgical Woodlands L P (4)

10.14	Termination Letter from Vital Weight Control Inc. to First Street Hospital LP dated January 30, 2009 (4)

10.15	Reinstatement of Contract Agreement dated February 6, 2009 between Vital Weight Control Inc. and First Street Hospital LP (4)

21.1	List of Subsidiaries (4)

31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Act of 2002

*	Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 26, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 6, 2011

(3)	Incorporated by reference to the Form 10 Registration Statement filed with the Securities and Exchange Commission on February 9, 2007

(4)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2011

(5)	Incorporated by reference to the Form 8-K/A Current Report filed with the Securities and Exchange Commission on April 27, 2011

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SURGICAL PARTNERS INC.

Date: May 23, 2011	/s/ Anthony F. Rotondo
Name: Anthony F. Rotondo
Title: President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Don Knight
Name: Don Knight
Title: Vice President, Finance
(Principal Financial Officer)