Form 10-K/A
period 2010-12-31
First Surgical Partners Inc.
filed 2011-06-21
CIK 1389413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO THE
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

With a total count of 90 surgeons utilizing our facilities, 33.7% represent affiliated surgeons and 66.3% are non-affiliated. Surgeons that are affiliated consider First Surgical as their primary facility to perform surgeries and, as a result, 57.8% of First Surgical’s revenues are generated by these affiliated surgeons.  The remaining balance, or 42.2%, of revenue comes from the non-affiliated surgeons.  We expect the mix of unaffiliated and affiliated surgeons and the percentage of revenue generated by each of these groups to continue in the near future.  All surgeons bill for their professional component separately and none of that revenue is reported by First Surgical.  The main source of revenue for First Surgical is the facility fee component which is billed and collected under each facility upon completion of surgery.  We plan on expanding the revenue generated by non-affiliated surgeons by introducing new technical innovations in spine, bariatrics, orthopedics and reconstructive surgery, which we believe will attract non-affiliated surgeons.  We are also currently evaluating the adoption of a physician stock purchase plan, which will allow physicians to purchase equity in our company.  We have engaged various experts to advise on the legality of such plan in light of the Stark and Anti-kickback regulations.  As a result, until such analysis is finalized, we are uncertain if we will be able to adopt such plan in the near future or ever.  In addition, the startup and development of surgical centers and the acquisition of hospitals in competitive markets we believe will allow for our company’s growth and expansion of business through the addition of non-affiliated and affiliated surgeons.    The risks associated with this aspect include surgeons’ practices not growing or even slowing down, competition for surgeons to join other facilities in the market, our inability to acquire existing facilities for business reasons, our inability to start or acquire new facilities as a result of various government regulations and the lack of interest in the new and innovative technology, which all may have a negative impact on our operations including the facility fees generated by both the affiliated and non-affiliated surgeons.  Further, if we are unable to adopt a physician stock purchase plan, we will be unable to expand our pool of affiliated surgeons.  As affiliated surgeons have historically generated a significant portion of our revenue, any future revenue growth will be limited if we do not implement such plan.

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

On January 13, 2009, Vital terminated our agreement as a result of a breach of contract and demanded payment of $6,200,000.  The breach was the result of our failure to make the January 15, 2009 payment in the amount of $200,000 as called for under the terms of the agreement. On February 9, 2009, the parties entered a Reinstatement of Contract Agreement reinstating the contract and providing a payment to Vital of $400,000 representing the payments for January 15, 2009 and February 1, 2009.  Further, the Reinstatement provided that Vital and not the Company may terminate the agreement going forward.  Further, we entered into a Grant of Exclusivity Agreement providing Vital with the exclusive right to negotiate and tender contracts for the operation and management of emergency services.  As consideration for providing such services, Vital is entitled to receive any amounts in excess of 4% received by the Company in connection with the provision of emergency room services.

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

 The Office of the Inspector General has promulgated regulations setting forth certain safe harbors under the anti-kickback statute, including a safe harbor applicable to surgery centers. The surgery center safe harbor generally protects ownership or investment interests in a center by physicians who are in a position to refer patients directly to the center and perform procedures at the center on referred patients, if certain conditions are met including that the surgery center must be Medicare Certified and the operating and recovery rooms must be devoted exclusively to the Ambulatory Surgery Center,  patients must be informed of the financial interest that the referring provider has with the surgery center and Federal health care program beneficiaries must be treated in a non-discriminatory fashion.  Further, the terms that the investment is offered to referring providers must not be different from terms offered to non-referring providers, distributions must be in relation to the investment capital and not in relation to the volume or value of referrals made to the entity and at least one-third of each surgeon investor’s medical practice income from all sources for the previous fiscal year or previous 12-month period must be derived from the surgeon’s performance of those procedures on the list of Medicare-covered procedures for ASCs.   More specifically, the surgery center safe harbor protects any payment that is a return on an ownership or investment interest to an investor if certain standards are met in one of four categories of ambulatory surgery centers (1) surgeon-owned surgery centers, (2) single-specialty surgery centers, (3) multi-specialty surgery centers, and (4) hospital/physician surgery centers.
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

Regulations Governing the Acquisition of Expansion of Facilities

In several states, you must obtain prior approval for the construction, acquisition or expansion of healthcare facilities or expansion of the services they offer.  When considering whether to approve such projects, these states take into account the need for additional or expanded healthcare facilities or services.  Currently, Texas does not require a certificate of need for construction of a new health care facility; there is no guarantee that Texas will not require such certificates or other approvals for addition of expanded facilities or service in the future.  Further, many other states require a certificate of need, which could restrict the development or expansion of health care facilities in these states.  Further, the Patient Protection and Affordable Care Act (“PPACA”) places several restrictions on existing physician owned hospitals and prohibits any new ones in the future from participating in government funded healthcare programs.  Any physician owned hospital that was not certified for Medicare participation on or before December 31, 2010 is subject to that prohibition.  PPACA also froze the number of operating rooms, procedure rooms and beds for which a physician owned hospital is licensed to the number of operating rooms, procedure rooms and beds that were existing on March 23, 2010, the date PPACA was enacted.  Likewise, PPACA limits the percentage of physician ownership of a physician owned hospital to that percentage that existed on March 23, 2010.  Therefore, any acquisitions of any physician owned hospital cannot result in a higher physician ownership percentage following the acquisition than existed with the acquired hospital on March 23, 2010.

All of these PPACA restrictions will not apply if the Company becomes “publicly traded” (as that term is defined in the federal prohibition against physician self referrals, commonly called the “Stark law”) and has at least seventy-five million dollars in shareholder equity because the Company would satisfy a different exception to the Stark law at that point.  Until that seventy-five million (and publicly traded) threshold is met, the PPACA restrictions will significantly restrict our ability to acquire existing hospitals, but it does not restrict our ability to acquire or develop ambulatory surgical centers

 False and Other Improper Claims

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

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are not currently aware of any legal proceedings or claims that we believe will not have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results. On January 7, 2011, Aetna Health Inc. and Aetna Life Insurance Company filed a petition in the District Court of Harris County, Texas (Case Number 201101291) against First Street Hospital, L.P. (“FSH”) and St. Michael’s Emergency Center LLC (“SMEC”) primarily claiming fraud/fraudulent non-disclosure and negligent misrepresentation and seeking damages, expenses and attorneys’ fees in connection with the billing practices associated with the affiliation agreement between FSH and SMEC.  On February 14, 2011, FSH filed its original answer denying all allegations and providing general affirmative defenses.   Further, on March 2, 2011, FSH filed a Motion to Dismiss arguing that only federal courts have jurisdiction over ERISA matters.  In response to the Motion to Dismiss, on April 7, 2011, Aetna Life Insurance Company filed a complaint with the United States District of Texas Houston Division (Case Number 4:11-cv-01341) against FSH and SMEC primarily claiming fraud/fraudulent non-disclosure and negligent misrepresentation and seeking damages, expenses and attorneys’ fees.  On April 29, 2011, FSH filed a Motion to Dismiss the United States District of Texas Houston Division seeking to dismiss all claims based on state law as such claims are preempted by Federal law and seeking to dismiss all claims based on fraud and negligent misrepresentation as the claimant had not specifically plead facts supporting fraudulent knowledge and intent.  In April 2011, Aetna Health Inc. and Aetna Life Insurance Company filed a First Amended Petition in the District Court of Harris County, Texas. We do not believe the claims asserted by Aetna Health Inc. and Aetna Life Insurance Company are based in fact and FSH intends to continue to vigorously defend this claim.

Item 4.  [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

 The Company’s authorized capital stock consists of 200,000,000 shares of common stock at a par value of $0.0001 per share and 50,000,000 shares of preferred stock at a par value of $0.0001 per share.  As of December 31, 2010, there were 40,000,005 shares of the Company’s common stock issued and outstanding that are held by approximately  219 stockholders of record and no shares of preferred stock issued and outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes are included in Item  8.   Financial Statements and Supplementary Data .  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Please see the explanatory note concerning “Forward-Looking Statements” found in Item 1 Business .  Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in Item 1A. Risk Factors .

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

We have over 30 affiliated physicians, which are shareholders of the company  who provide medical care and surgical services to our patients. In addition, there are an additional 60 non-affiliated physicians that use our locations for surgical procedures, many with great frequency. With the total count of surgeons exceeding ninety, 33.7% are shareholders or affiliated surgeons and 66.3% are non-owners or non-affiliates.  We believe surgeons choose to perform surgeries at First Surgical because of (1) the input and control they have over the facilities’ operations, (2) the quality of the facilities, (3) the well trained staff, (4) the reputations of the other surgeons using the facilities, and (5) the well respected, financially disciplined management team. Since our formation in 2002, we have partnered with the best surgeons in their specialties covering the greater Houston area. Since inception, these physicians (affiliated and non-affiliated) have performed nearly 38,000 procedures and the number of procedures performed each year continues to grow.  The affiliated surgeons consider our facilities as their main place to perform surgeries and as a result represent about 57.8% of the revenue.  Non-affiliated surgeons represent 42.2% of the revenue.  We expect the mix of unaffiliated and affiliated surgeons and the percentage of revenue generated by each of these groups to continue in the near future.  All surgeons bill for their professional component separately and none of that revenue is reported by First Surgical.  The main source of revenue for First Surgical is the facility fee component which is billed and collected under each facility upon completion of surgery.  We plan on expanding the revenue generated by non-affiliated surgeons by introducing new technical innovations in spine, bariatrics, orthopedics and reconstructive surgery, which we believe will attract non-affiliated surgeons.  We are also currently evaluating the adoption of a physician stock purchase plan, which will allow physicians to purchase equity in our company.  We have engaged various experts to advise on the legality of such plan in light of the Stark and Anti-kickback regulations.  As a result, until such analysis is finalized, we are uncertain if we will be able to adopt such plan in the near future or ever.  In addition, the startup and development of surgical centers and the acquisition of hospitals in competitive markets we believe will allow for our company’s growth and expansion of business through the addition of non-affiliated and affiliated surgeons.    The risks associated with this aspect include surgeons’ practices not growing or even slowing down, competition for surgeons to join other facilities in the market, our inability to acquire existing facilities for business reasons, our inability to start or acquire new facilities as a result of various government regulations and the lack of interest in the new and innovative technology, which all may have a negative impact on our operations including the facility fees generated by both the affiliated and non-affiliated surgeons.  Further, if we are unable to adopt a physician stock purchase plan, we will be unable to expand our pool of affiliated surgeons.  As affiliated surgeons have historically generated a significant portion of our revenue, any future revenue growth will be limited if we do not implement such plan.

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

Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement.  All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries.  Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to the Company under these reimbursement programs.  These audits often require several years to reach the final determination of amounts earned under the programs.  As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. During the years ended December 31, 2010 and 2009, the Company, upon filing the required annual CMS (Center for Medicare & Medicaid Services) cost report, received notices of final determination for the years ended December 31, 2009 and 2008, respectively, resulting in adjustments totaling $770,000 and $148,000, respectively. These amounts were based solely on the cost report filings and are not a result of an audit.  In addition, these amounts were recorded as reductions of the Company’s net revenue.

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

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue:

	For the Years Ended
	December 31,
	2010	2009
Net Revenue	100.0%	100.0%

Operating Expenses
Salaries and Benefits	24.2%	23.2%
Medical Supplies	17.4%	17.9%
Bariatric Program Sponsorship	10.4%	10.8%
Management Fees	3.9%	3.9%
Rent	4.1%	4.1%
Depreciation and Amortization	3.4%	3.2%
Other Operating Expenses	12.8%	12.0%

Total Operating Expenses	76.1%	75.1%

Other Income and Expenses
Interest Expense, net	(1.9)%	(2.3)%

Total Other Income and Expenses	(1.9)%	(2.3)%

Income Before Income Taxes	22.1%	22.6%

Income Taxes	9.7%	0.0%

Net Income	12.4%	22.6%

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

During the years ended December 31, 2010 and 2009, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where we retained the services of First Surgical Partners, LLC to assist us in managing and conducting day-to-day business and services.  Under each agreement, the facility appoints First Surgical Partners, LLC to act as exclusive agent to handle all day to day affairs but reserves the right to make all final policy decisions that will impact the overall performance or value of the facility.  First Surgical Partners, LLC shall render all services, direction advice, supervision and assistance necessary to assure the facility adequately performs its ordinary and usual day-to-day services including, but are not limited to, acting as general agent on behalf of the facility and designing and implementing a marketing program including preparation of marketing materials such as brochures, media advertising materials, direct mail and press releases.  The marketing efforts of First Surgical Partners, LLC shall include active solicitation of appropriate third party managed care contracts, such as PPO's and HMO's.  Further, First Surgical Partners, LLC is required to maintain all licenses for each facility, coordinate all accounting functions acquire and maintain all insurance and manage all bank accounts, billing, information systems and vendor contracts.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  These fees increased $54,129 , or 3.1%, to $1,802,084  for the year ended December 31, 2010, as compared to $1,747,955  for 2009, as a direct result in corresponding increases in cash collections in these two entities.  The management agreements are currently in effect and we will continue to pay such fees under the agreed upon terms set forth therein.  The First Surgical Woodlands LP agreement was executed on February 1, 2005 with a term of five years and automatically renews for one additional two year period unless otherwise terminated in writing by either party.  The First Street Hospital LP agreement was executed on July 25, 2006 with a term of ten years and automatically renews for an additional two year period unless otherwise terminated unless otherwise terminated in writing by either party.  Further, both management agreements automatically terminate if either party shall file or have filed against it a petition in bankruptcy or any petition seeking reorganization, arrangement, composition, readjustment, liquidation, dissolution or relief under the present or any future federal bankruptcy act or any similar present or future applicable federal, state or other statute or law, or seeking or consenting to acquiescing in the appointment of any trustee, receiver, or liquidation of all or any substantial part of its properties and such filing remains unresolved or is not dismissed within 90 days.  Further, if there shall be a change in laws, regulations or general instructions, the adoption of new legislation, or a change in any third party reimbursement system, any of which materially affects the manner in which either party may perform or be compensated for its services under the agreement, the parties shall immediately propose a new service arrangement or basis for compensation for the services furnished pursuant to the agreement. If, within 30 days thereafter, the parties cannot agree upon a new service arrangement or basis for compensation, either party may terminate the agreement by providing the other party with written notice at least thirty (30) days prior to the specified termination date.  The agreement may be terminated immediately by either party if either party or the physicians using the facility commit a material breach of fiduciary duty, fraud, misappropriation or embezzlement involving the Company's property or assets; commit an intentional wrongful act which materially impairs the goodwill or business of the Company or causes material damage to the Company's property, goodwill or business; commits a criminal act; or acts with gross negligence; or if any party is excluded or suspended from participation in the Medicare and/or Medicaid program.

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

/s/ Kabani & Company

KABANI & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, CA
June 16, 2011

FIRST SURGICAL PARTNERS INC.
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009

Assets

Current Assets
Cash and Cash Equivalents	$266,708	$261,594
Accounts Receivable, net	22,874,493	20,141,436
Due From Affiliates	-	604,637
Inventory	1,413,275	742,780
Prepaid Expenses and Other Current Assets	298,104	233,597

Total Current Assets	24,852,579	21,984,044

Property and Equipment, net	14,945,654	8,039,404

Other Assets, net	65,507	68,620

Total Assets	$39,863,740	$30,092,068

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable	$9,583,908	$6,906,807
Accrued Expenses	1,430,917	503,454
Lines of Credit	1,521,250	1,289,801
Current Taxes Payable	726,624	-
Current Portion of Long-Term Debt
and Capital Lease Obligations	1,238,277	1,737,985

Total Current Liabilities	14,500,976	10,438,047

Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations, Net
of Current Portion	13,699,670	8,999,346
Deferred Taxes Payable	3,750,126	-
Other Long-Term Liabilities	74,130	188,452

Total Long-Term Liabilities	17,523,926	9,187,798

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares
authorized, zero issued and outstanding, respectively	-	-
Common Stock, $0.0001 par value, 250,000,000 shares authorized,
40,000,005 and 39,964,346 shares issued and outstanding, respectively	4,000	3,996
Additional Paid-In Capital	11,716,594	2,874,410
Retained Earnings/(Accumulated Deficit)	(3,881,756)	7,587,817

Total Shareholders' Equity	7,838,838	10,466,223

Total Liabilities and Shareholders' Equity	$39,863,740	$30,092,068

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

FIRST SURGICAL PARTNERS INC.
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,708,316	$10,084,659
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	1,547,676	1,434,220
Amortization of Deferred Financing Costs	3,112	29,964
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,061,927)	(1,510,399)
Inventory	(670,494)	(140,287)
Other Current Assets	(64,506)	108,117
Accounts Payable and Accrued Expenses	3,465,488	1,294,218
Current and Deferred Taxes Payable	4,476,750	-

Net Cash Provided by Operating Activities	12,404,415	11,300,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(8,464,772)	(596,695)

Net Cash Used in Investing Activities	(8,464,772)	(596,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on Line of Credit	351,449	468,551
Repayments on Line of Credit	(120,000)	(203,750)
Proceeds from Issuance of Long-Term Debt	5,922,978	1,300,000
Repayment of Long-Term Debt and Capital Lease Obligations	(1,741,031)	(2,832,643)
Partner Contributions	75,700	50,000
Partner Distributions	(8,423,625)	(9,711,500)

Net Cash Used in Financing Activities	(3,934,529)	(10,929,342)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,114	(225,545)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	261,594	487,139
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$266,708	$261,594

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Interest	$842,752	$977,968
Cash Paid for Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued Capital Expenditures	$(20,810)	$20,810

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SURGICAL PARTNERS INC.
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

	Common Stock			Retained Earnings	Total
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Shareholders' Equity

BALANCE AT DECEMBER 31, 2008	39,964,346	$3,996	$2,824,410	$7,214,658	$10,043,064

Contributions by Shareholders	-	-	50,000	-	50,000
Deemed Dividends	-	-	-	(9,711,500)	(9,711,500)
Net lncome	-	-	-	10,084,659	10,084,659

BALANCE AT DECEMBER 31, 2009	39,964,346	3,996	2,874,410	7,587,817	10,466,223

Contributions by Shareholders	-	-	87,920	-	87,920
Deemed Dividends	-	-	-	(8,423,625)	(8,423,625)
Recapitalization Due to Change in
Corporate Structure	-	-	8,754,264	(8,754,264)	-
Recapitalization Due to Reverse Merger	35,659	4	-	-	4
Net lncome	-	-	-	5,708,316	5,708,316

BALANCE AT DECEMBER 31, 2010	40,000,005	$4,000	$11,716,594	$(3,881,756)	$7,838,838

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

Effective December 1, 2010, Piper Acquisition III, Inc. (“Piper”) acquired all of the limited and general partnership interests of First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. (“Partnerships”), all of which were under common control, in exchange for the issuance of 36,000,002 shares of Piper’s common stock.  The exchange of shares between Piper and the Partnerships was accounted for as a reverse acquisition under the purchase method of accounting.  Accordingly, the merger has been recorded as a recapitalization of Piper, with the consolidated financials of the Partnerships being treated as the continuing entity.  Effective December 3, 2010, the Company changed its name to First Surgical Texas, Inc.  The historical financial statements presented are those of the Partnerships.  The financial statements of the legal acquirer, Piper, were not significant; therefore, no pro forma financial information is submitted.

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

Use of Estimates and Assumptions

Future events and their effects cannot be predicted with certainty; accordingly the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.   The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired , as additional information is obtained, and as our operating environment changes.   Significant estimates and assumptions are used for, but not limited to: (1) allowance for contractual revenue adjustments; (2) depreciable lives of assets; (3) economic lives and fair values of leased assets; (4) uncertain tax positions; and (5) contingency and litigation reserves.  The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  The Company evaluates its estimates and assumptions on a regular basis and may employ outside experts to assist in our evaluation, as considered necessary .  Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known.

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

Advertising

The Company expenses advertising costs as incurred.  Advertising expense was $377,833 and $463,555 for the years ended December 31, 2010 and 2009, respectively, and is included in the caption Other Operating Expenses .

Income Taxes

We provide for income taxes using the asset and liability method . This approach recognizes the amount of federal, state, and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns.  Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates.  A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized.  Realization is dependent on generating sufficient future taxable income.  We evaluate our tax positions and establish assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes.  We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly.  The Company and its corporate subsidiaries file a consolidated federal income tax return.  Some subsidiaries consolidated for financial reporting purposes are not part of the consolidated group for federal income tax purposes and file separate federal income tax returns.  State income tax returns are filed on a separate, combined, or consolidated basis in accordance with relevant state laws and regulations.  Partnerships, limited liability partnerships, limited liability companies, and other pass-through entities that we consolidate or account for using the equity method of accounting file separate federal and state income tax returns.  We include the allocable portion of each pass-through entity’s income or loss in our federal income tax return.  We allocate the remaining income or loss of each pass-through entity to the other partners or members who are responsible for their portion of the taxes.

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

Subsequent Events

Subsequent events have been evaluated through June 16, 2011, which represents the issuance date of these consolidated financial statements.

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

The Company was in compliance with all debt covenants as of December 31, 2010.

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

Operating Leases

We lease certain land, buildings, and equipment under non-cancelable operating leases generally expiring at various dates through 2015 .  Operating leases generally have 3- to 15-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal.  Various facility leases include provisions for rent escalation to recognize increased operating costs or require the Company to pay certain maintenance and utility costs.  Contingent rents are included in rent expense in the year incurred.  Certain leases contain annual escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms.  The excess of cumulative rent expense (recognized on a straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as straight-line rental accrual and is included in Other Long-Term Liabilities in the accompanying consolidated balance sheets, and totaled $114,223 and $164,280 at December 31, 2010 and 2009, respectively.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework .  Our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of une 20, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Shares of Common Stock Subject to Voting Agreement(7)	Percentage of Common Stock (3)

Dr. Jacob Varon (2) (7)	6,921,577	36,000,002	89.44%

Anthony F. Rotondo (2)(5)(7)	6,293,737	36,000,002	89.44%

Dr. David E. Tomaszek (2)(6)(8)	3,992,655	0	9.92%

Don Knight (2)(9)	250,000	0	*

Nobis Capital Advisors, Inc.(4)	2,575,046	0	6.40%

All officers and directors as a group (4 people)	17,457,969	36,000,002	89.44%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o First Surgical Partners, L.L.C., 411 First Street, Bellaire, Texas 77401.
(2)	Executive officer and/or director of the Company.
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

(8)
Dr. Tomaszek, a director of our company, entered a voting agreement in connection with the acquisition of the Subsidiaries by First Surgical Texas, whereby he granted Dr. Varon and Mr. Rotondo, affiliates of the Company, the authority to vote his shares of the Subsidiaries or such successor of the Subsidiaries as Dr. Varon and Mr. Rotondo deem appropriate in their sole discretion.  Dr. Varon and Mr. Rotondo disclaim beneficial ownership of such shares governed by the Voting Agreement.   The Voting Agreement terminates on December 31, 2011.

(9)
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

•	approved by our audit committee (which consists of our entire board of directors); or
•
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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our Company are listed in the index under Item 8 of this document
(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of First Surgical Partners Inc. (f/k/a Arkson Nutraceuticals Corp.), as amended (4)

3.2	Corporate Bylaws of First Surgical Partners, Inc. (f/k/a Arkson Nutraceuticals Corp.) (3)

4.1	Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated January 8, 2008 (4)

4.2	Secured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated January 8, 2008 (4)

4.3	Unsecured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated May 4, 2010 (4)

4.4	Secured Construction Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated May 4, 2010 (4)

4.5	Long Term Line of Credit issued by First Street Surgical Center LP to Bank of River Oaks dated January 8, 2008 (4)

4.6	Intentionally left blank,

4.7	Secured Promissory Note issued by First Surgical Woodlands, L.P. to the Bank of River Oaks dated September 18, 2009 (4)

4.8	Long-term Line of Credit between First Street Surgical Center, L.P. and Jacob Varon dated November 4, 2009. (4)

4.9	Secured Promissory Note issued by First Street Hospital, L.P. to Bank of River Oaks dated November 30, 2010. (4)

4.10	Fourth Amendment to Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated January 8, 2008, dated effective January 8, 2011. (4)

4.11	Modification, Renewal and Extension Agreement to the Secured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated January 8, 2008, dated effective January 8, 2011. (4)

4.12	Fourth Amendment to Long Term Line of Credit issued by First Street Surgical Center LP to Bank of River Oaks dated January 8, 2008, dated effective January 8, 2011. (4)

4.13	First Amendment to Secured Promissory Note issued by First Surgical Woodlands, L.P. to the Bank of River Oaks dated September 18, 2009, dated effective September 18, 2010. (4)

10.1	Contribution Agreement by and between Arkson Nutraceuticals Corp. and Piper Acquisition III, Inc., dated November 4, 2010. (4)

10.2	Amendment to the Contribution Agreement by and between Arkson Nutraceuticals Corp. and Piper Acquisition III, Inc., dated November 24, 2010. (1)

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

10.6	Agreement entered by and between the Company and David Roff dated December 31, 2010(2)

10.7	Lease Agreement for First Street Surgical Center, L.P. dated April 1, 2003 (4)

10.8	Lease Agreement for First Street Hospital, L.P. dated September 17, 2006 (2)

10.9	Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated May 1, 2006 (4)

10.10	Amendment to the Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated February 13, 2008 (4)

10.11	Amendment to the Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated December 10, 2009 (4)

10.12	Management Agreement by and between First Surgical Partners LLC and First Street Hospital LP (4)

10.13	Management Agreement by and between First Surgical Partners LLC and First Surgical Woodlands LP (4)

10.14	Termination Letter from Vital Weight Control Inc. To First Street Hospital LP dated January 30, 2009 (4)

10.15	Reinstatement of Contract Agreement dated February 6, 2009 between Vital Weight Control Inc and First Street Hospital LP (5)

21.1	List of Subsidiaries (4)

31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 26, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 6, 2011

(3)	Incorporated by reference to the Form 10 Registration Statement filed with the Securities and Exchange Commission on February 9, 2007

(4)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2011.

(5)	Incorporated by reference to the Form 8-K/A Current Report filed with the Securities and Exchange Commission on June 21, 2011

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SURGICAL PARTNERS INC.

Date: June 21, 2011	/s/ Anthony F. Rotondo
	Name:	Anthony F. Rotondo
	Title:	President and Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Anthony F. Rotondo	President and Chief Executive Officer and Director	June 21, 2011
Anthony F. Rotondo

/s/ Don Knight	Vice President, Finance	June 21, 2011
Don Knight	(Principal Financial and Accounting Officer)

/s/ Dr. Jacob Varon	Chairman of the Board of Directors	June 21, 2011
Dr. Jacob Varon

/s/ Dr. David E. Tomaszek	Director	June 21, 2011
Dr. David E. Tomaszek