Form 10-K/A
period 2010-12-31
First Surgical Partners Inc.
filed 2011-08-01
CIK 1389413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO THE
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

Our Current Business

Overview

First Surgical Texas operates two ambulatory surgery centers (“ASC”) and a general acute care hospital in the Houston area.  First Surgical Texas partners with top surgeons in the local medical community to perform non life-threatening surgeries at these locations.  A portion of the surgeons that utilize our facilities also own securities in our company (“affiliated surgeons”).  However, there is no restriction mandating that only affiliated surgeons utilize our facilities.  As such, non-affiliated surgeons continue to utilize our facilities for the reasons described below which are focused on providing our surgeons with the ability to operate in a manner whereby their time and profit is maximized.  All surgeons bill for their professional component separately and none of that revenue is reported by First Surgical.  The main source of revenue for First Surgical is the facility fee component which is billed and collected under each facility upon completion of surgery.

For the year ended December 31, 2010, with a total count of 90 surgeons utilizing our facilities, 33.7% represent affiliated surgeons and 66.3% represent non-affiliated surgeons. Affiliated surgeons generated 57.8% of First Surgical’s revenues for the year ended December 31, 2010.  The remaining balance of the revenue for the year ended December 31, 2010, or 42.2%, was generated by non-affiliated surgeons.  We expect the mix of non-affiliated surgeons and affiliated surgeons and the percentage of revenue generated by each of these groups to continue in the near future.

As described below, we intend to further develop our business and generate additional revenue:

•	through the expansion of our non-affiliated surgeon base by introducing new technical innovations;

•	the expansion of our affiliated surgeon base through the adoption of a physician stock purchase plan if feasible; and

•	the startup and development of surgical centers and the acquisition of hospitals in competitive markets.

We plan on expanding the revenue generated by non-affiliated surgeons by introducing new technical innovations in spine, bariatrics, orthopedics and reconstructive surgery, which we believe will attract non-affiliated surgeons.

In order to expand the revenue generated by affiliated surgeons, we are currently evaluating the adoption of a physician stock purchase plan, which will allow physicians to purchase equity in our company.  We have engaged various experts to advise on the legality of such plan in light of the Stark and Anti-kickback regulations.  As a result, until such analysis is finalized, we are uncertain if we will be able to adopt such plan in the near future or ever.

In addition, the startup and development of surgical centers and the acquisition of hospitals in competitive markets we believe will allow for our company’s growth and expansion of our business through the addition of non-affiliated surgeons and affiliated surgeons.

The risks associated with our plan to grow our business include surgeons’ practices stagnating or even slowing down and competition for surgeons to join other facilities in the market,  which would limit our facility fees.  Our inability to acquire existing facilities for business reasons or our inability to start or acquire new facilities as a result of various government regulations will also limit our plan of operations.  Further, the lack of interest in new and innovative technology utilized by our facilities may have a negative impact on our operations including the facility fees generated by both the affiliated surgeons and non-affiliated surgeons.  Finally, if we are unable to adopt a physician stock purchase plan, we will be unable to expand our pool of affiliated surgeons.  As affiliated surgeons have historically generated a significant portion of our revenue, any future revenue growth will be substantially limited if we do not implement such plan.

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

Item 3. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  Except as set forth below, the Company is not currently aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results. On January 7, 2011, Aetna Health Inc. and Aetna Life Insurance Company filed a petition in the District Court of Harris County, Texas (Case Number 201101291) against First Street Hospital, L.P. (“FSH”) and St. Michael’s Emergency Center LLC (“SMEC”) primarily claiming fraud/fraudulent non-disclosure and negligent misrepresentation and seeking damages, expenses and attorneys’ fees in connection with the billing practices associated with the affiliation agreement between FSH and SMEC whereby FSH’s off-campus emergency departments are improperly submitting facility fee claims under FSH’s tax identification number.  Aetna is claiming that FSH and SMEC are not properly or sufficiently integrated and affiliated and, as a result, such facility fee claims are fraudulent when submitted under FSH’s tax identification number.   On February 14, 2011, FSH filed its original answer denying all allegations.  Further, on March 2, 2011, FSH filed a Motion to Dismiss arguing that only federal courts have jurisdiction over ERISA matters.  In response to the Motion to Dismiss, on April 7, 2011, Aetna Life Insurance Company segregated its claims and filed an additional lawsuit with the United States District of Texas Houston Division (Case Number 4:11-cv-01341) against FSH and SMEC primarily claiming fraud/fraudulent non-disclosure and negligent misrepresentation and seeking damages, expenses and attorneys’ fees in connection with the billing practices associated with the affiliation agreement between FSH and SMEC.   On April 29, 2011, FSH filed a Motion to Dismiss the United States District of Texas Houston Division seeking to dismiss all claims based on state law as such claims are preempted by Federal law and seeking to dismiss all claims based on fraud and negligent misrepresentation as the claimant had not specifically plead facts supporting fraudulent knowledge and intent.  In April 2011, Aetna Health Inc. and Aetna Life Insurance Company filed a First Amended Petition in the District Court of Harris County, Texas.  Discovery in these matters is ongoing.  An estimate of the amount or range of loss or possible loss cannot be made at this time.  Although the lawsuits as currently pled are not clear regarding damages, the Original Petition filed by Aetna Health Inc. and Aetna Life Insurance Company in District Court of Harris County, Texas alleged total damages of $16 million in wrongfully submitted insurance claims, excluding punitive damages and attorney fees.  FSH has denied all claims and intends to continue to vigorously defend these claims.

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

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  Except as set forth below, the Company is not currently aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results. On January 7, 2011, Aetna Health Inc. and Aetna Life Insurance Company filed a petition in the District Court of Harris County, Texas (Case Number 201101291) against First Street Hospital, L.P. (“FSH”) and St. Michael’s Emergency Center LLC (“SMEC”) primarily claiming fraud/fraudulent non-disclosure and negligent misrepresentation and seeking damages, expenses and attorneys’ fees in connection with the billing practices associated with the affiliation agreement between FSH and SMEC whereby FSH’s off-campus emergency departments are improperly submitting facility fee claims under FSH’s tax identification number.  Aetna is claiming that FSH and SMEC are not properly or sufficiently integrated and affiliated and, as a result, such facility fee claims are fraudulent when submitted under FSH’s tax identification number.   On February 14, 2011, FSH filed its original answer denying all allegations.  Further, on March 2, 2011, FSH filed a Motion to Dismiss arguing that only federal courts have jurisdiction over ERISA matters.  In response to the Motion to Dismiss, on April 7, 2011, Aetna Life Insurance Company segregated its claims and filed an additional lawsuit with the United States District of Texas Houston Division (Case Number 4:11-cv-01341) against FSH and SMEC primarily claiming fraud/fraudulent non-disclosure and negligent misrepresentation and seeking damages, expenses and attorneys’ fees in connection with the billing practices associated with the affiliation agreement between FSH and SMEC.   On April 29, 2011, FSH filed a Motion to Dismiss the United States District of Texas Houston Division seeking to dismiss all claims based on state law as such claims are preempted by Federal law and seeking to dismiss all claims based on fraud and negligent misrepresentation as the claimant had not specifically plead facts supporting fraudulent knowledge and intent.  In April 2011, Aetna Health Inc. and Aetna Life Insurance Company filed a First Amended Petition in the District Court of Harris County, Texas.  Discovery in these matters is ongoing.  An estimate of the amount or range of loss or possible loss cannot be made at this time.  Although the lawsuits as currently pled are not clear regarding damages, the Original Petition filed by Aetna Health Inc. and Aetna Life Insurance Company in District Court of Harris County, Texas alleged total damages of $16 million in wrongfully submitted insurance claims, excluding punitive damages and attorney fees.  FSH has denied all claims and intends to continue to vigorously defend these claims.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 29, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Shares of Common Stock Subject to Voting Agreement(7)	Percentage of Common Stock (3)

Dr. Jacob Varon (2) (7) (10)	6,921,577	36,000,002	89.44%

Anthony F. Rotondo (2)(5)(7)	6,293,737	36,000,002	89.44%

Dr. David E. Tomaszek (2)(6)(8)	3,992,655	0	9.92%

Don Knight (2)(9)	250,000	0	*

Nobis Capital Advisors, Inc.(4)	2,281,714	0	5.61%

All officers and directors as a group (4 people)	17,457,969	36,000,002	89.44%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o First Surgical Partners, L.L.C., 411 First Street, Bellaire, Texas 77401.
(2)	Executive officer and/or director of the Company.
(3)
Applicable percentage ownership is based on 40,650,005 shares of common stock outstanding as of July 29, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of April 14, 2011 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of July 29, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4)
The address for Nobis Capital Advisors, Inc. (“Nobis”) is 2901 West Coast Highway, 3 rd Floor, Newport Beach, California  92663.  Tim Betts, CEO of Nobis, has voting and dispositive control over the securities held by Nobis.  Includes 1,615,048 shares of common stock heldby Nobis and 333,333 shares held by Tim Betts and Thomas Rubin, shareholders of Nobis

(5)
Includes 5,293,737 shares of common stock held by Anthony F. Rotondo and 1,000,000 shares of common stock held by The Anthony F. Rotondo Irrevocable Trust dated July 23, 2010..  Mr. Rotondo is the beneficiary of such trust but does not serve as the trustee and, as a result, does not have voting or dispositive control over such securities.

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

(10)
Includes 6,229,420 shares of common stock held by Dr. Jacob Varon and 692,157 shares of common stock held by The Jacob Varon Irrevocable Trust dated May 18, 2011..  Dr. Varon is the beneficiary of such trust but does not serve as the trustee and, as a result, does not have voting or dispositive control over such securities.

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

10.6	Agreement entered by and between the Company and David Roff dated December 31, 2010(2)

10.7	Lease Agreement for First Street Surgical Center, L.P. dated April 1, 2003 (4)

10.8	Lease Agreement for First Street Hospital, L.P. dated September 17, 2006 (2)

10.9	Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated May 1, 2006 (4)

10.10	Amendment to the Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated February 13, 2008 (4)

10.11	Amendment to the Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated December 10, 2009 (4)

10.12	Management Agreement by and between First Surgical Partners LLC and First Street Hospital LP (4)

10.13	Management Agreement by and between First Surgical Partners LLC and First Surgical Woodlands LP (4)

10.14	Termination Letter from Vital Weight Control Inc. To First Street Hospital LP dated January 30, 2009 (4)

10.15	Reinstatement of Contract Agreement dated February 6, 2009 between Vital Weight Control Inc and First Street Hospital LP (5)

21.1	List of Subsidiaries (4)

31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 26, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 6, 2011

(3)	Incorporated by reference to the Form 10 Registration Statement filed with the Securities and Exchange Commission on February 9, 2007

(4)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2011.

(5)	Incorporated by reference to the Form 8-K/A Current Report filed with the Securities and Exchange Commission on August 1, 2011

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SURGICAL PARTNERS INC.

Date: August 1, 2011	/s/ Anthony F. Rotondo
	Name:	Anthony F. Rotondo
	Title:	President and Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Anthony F. Rotondo	President and Chief Executive Officer and Director	August 1, 2011
Anthony F. Rotondo

/s/ Don Knight	Vice President, Finance	August 1, 2011
Don Knight	(Principal Financial and Accounting Officer)

/s/ Dr. Jacob Varon	Chairman of the Board of Directors	August 1, 2011
Dr. Jacob Varon

/s/ Dr. David E. Tomaszek	Director	August 1, 2011
Dr. David E. Tomaszek