Form 10-Q
period 2011-06-30
First Surgical Partners Inc.
filed 2011-08-15
CIK 1389413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR
☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from
 __________to __________

Commission File No.     000-52458

FIRST SURGICAL PARTNERS INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0383940
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

411 First Street
Bellaire, TX  77401
(Address of principal executive offices)

713-665-1111
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

As of August 15, 2011, the Issuer had 40,650,006 shares of its common stock outstanding.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I

Item 1.       Financial Statements
FIRST SURGICAL PARTNERS INC.
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	June 30, 2011	December 31, 2010

Assets

Current Assets
Cash and Cash Equivalents	$662,618	$266,708
Accounts Receivable, net	26,673,248	22,874,493
Inventory	1,155,892	1,413,275
Prepaid Expenses and Other Current Assets	401,272	298,104
Total Current Assets	28,893,030	24,852,579

Property and Equipment, net	14,552,333	14,946,782

Other Assets, net	55,456	64,379
Total Assets	$43,500,819	$39,863,740

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable	$8,085,782	$9,634,602
Accrued Expenses	1,887,787	1,380,223
Lines of Credit	3,962,299	1,521,250
Current Taxes	2,091,253	1,194,128
Current Portion of Long-Term Debt and Capital Lease Obligations	1,217,456	1,238,277
Total Current Liabilities	17,244,577	14,968,480

Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations, Net of Current Portion	13,631,280	13,699,670
Deferred Taxes	3,283,622	3,282,622
Other Long-Term Liabilities	143,629	74,130
Total Long-Term Liabilities	17,058,531	17,056,422

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, zero issued and outstanding, respectively	-	-
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 40,650,006 and 40,000,006 shares issued and outstanding, respectively	4,065	4,000
Additional Paid-In Capital	11,429,455	11,716,594
Accumulated Deficit	(2,235,809)	(3,881,756)
Total Shareholders' Equity	9,197,711	7,838,838
Total Liabilities and Shareholders' Equity	$43,500,819	$39,863,740

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SURGICAL PARTNERS INC.
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Revenue	$12,149,557	$12,708,932	$24,773,454	$24,989,250

Operating Expenses
Salaries and Benefits	3,365,197	2,803,477	6,898,257	5,329,100
Medical Supplies	2,374,480	2,463,659	5,135,649	4,230,302
Bariatric Program Sponsorship	1,200,000	1,200,000	2,400,000	2,400,000
Management Fees	454,416	452,798	920,068	959,764
Rent	447,862	441,242	1,009,813	898,774
Depreciation and Amortization	543,837	455,784	1,072,806	694,251
Other Operating Expenses	2,429,615	1,376,943	4,158,201	2,843,548
Total Operating Expenses	10,815,409	9,193,905	21,594,795	17,355,739

Other Income and Expenses
Interest Income	247	359	488	709
Interest Expense	(316,974)	(214,055)	(613,075)	(439,677)
Total Other Income and Expenses	(316,727)	(213,696)	(612,587)	(438,968)
Income Before Income Taxes	1,017,421	3,301,331	2,566,072	7,194,543
Income Taxes	378,098	-	920,125	-
Net Income	$639,323	$3,301,331	$1,645,947	$7,194,543

Basic and Diluted Income per Common Share	$0.02	$0.08	$0.04	$0.18

Weighted average number of common shares outstanding - basic and fully diluted	40,522,533	39,964,346	40,273,762	39,964,346
Dividends declared per common share	$0.0250	$-	$0.0375	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST SURGICAL PARTNERS INC.
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,645,947	$7,194,543
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	1,072,806	694,251
Stock Compensation	468,914	-
Common Shares Issued for Services	750,262	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	(3,798,756)	(2,406,133)
Inventory	257,383	(63,833)
Other Current Assets	(141,228)	553,288
Accounts Payable and Accrued Expenses	(993,434)	(323,238)
Other Long Term Liabilities	69,499	(8,020)
Current and Deferred Taxes Payable	898,125	-
Net Cash Provided by Operating Activities	229,519	5,640,858
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(669,435)	(625,508)
Net Cash Used in Investing Activities	(669,435)	(625,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on Line of Credit	2,546,049	271,449
Repayments on Line of Credit	(105,000)	(60,000)
Proceeds from Issuance of Long-Term Debt	629,234	153,958
Repayment of Long-Term Debt and Capital Lease Obligations	(728,208)	(883,830)
Dividends Paid	(1,506,250)	-
Partner Contributions	-	30,000
Partner Distributions	-	(4,502,625)
Net Cash Provided by (Used in) Financing Activities	835,826	(4,991,047)

NET INCREASE IN CASH AND CASH EQUIVALENTS	395,910	24,302
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	266,708	261,594
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$662,618	$285,896

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Interest	$591,366	$401,904
Cash Paid for Taxes	$472,000	$231,558

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

Effective February 18, 2011, the Company changed its name to “First Surgical Partners Inc.”

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K.  These financial statements should be read together with the financial statements and notes in the Company’s 2010 Form 10-K filed with the SEC on April 15, 2011, as amended on Form 10-K/A on June 21, 2011 and on August 1, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.  Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

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

Advertising

The Company expenses advertising costs as incurred.  Advertising expense was $102,721 and $76,819 for the three months ended June 30, 2011 and 2010, respectively, and $176,618 and $159,986 for the six months ended June 30, 2011 and 2010, respectively, and is included in the caption Other Operating Expenses.

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

For the six months ended June 30, 2011, the Company’s effective income tax rate of 37.2% of pretax income differed from the federal statutory rate of 35.0% due primarily to taxes provided for the taxable state jurisdiction in which the Company operates.   The Company’s income tax provision for the six months ended June 30, 2011, is comprised primarily of amount due on its current period earnings as the Company had no material changes in the timing of its deferred tax liabilities.

Prior to the Company’s acquisition by Piper, on December 1, 2010, all of the net income from the Company’s subsidiaries, First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. passed through to the then-limited partners of each of the Company’s subsidiaries and the Company, therefore, had no corporate tax obligation to record.  Had the acquisition by Piper occurred on January 1, 2010, the Company would have incurred the following pro-forma income tax expense for the three and six months ended June 30, 2010:

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pro Forma for the	Pro Forma for the
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Current Taxes	$1,155,466	$2,518,090

Deferred Taxes	-	-

Total	$1,155,466	$2,518,090

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

Impairment of Long-Lived Assets

We assess the recoverability of long-lived assets, whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.  We measure the recoverability of long-lived assets by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset.  We present an impairment charge as a separate line item within income from continuing operations in our consolidated statements of operations, unless the impairment is associated with a discontinued operation.  In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations.  The Company did not recognize an impairment of long-lived assets during either of the three or six months ended June 30, 2011 or 2010.

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

Earnings per Common Share

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period.  The calculation for diluted earnings per common share recognizes the effect of all potential dilutive securities that were outstanding during the respective periods, unless their impact would be antidilutive.  The Company had no dilutive securities as of June 30, 2011 or 2010.

Prior to the Company’s acquisition by Piper, on December 1, 2010, all of the net income from the Company’s subsidiaries, First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. passed through to the then-limited partners of each of the Company’s subsidiaries and the Company, therefore, had no corporate tax obligation to record.  Had the acquisition by Piper occurred on January 1, 2010, the Company’s pro-forma earnings per share would have been $0.05 and $0.12 for the three and six months ended June 30, 2010, respectively.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2011 and December 31, 2010:

	As of
	June 30,	December 31,
	2011	2010

Leasehold Improvements	$14,178,553	$14,113,849
Medical Equipment	10,565,581	10,167,306
Furniture, Fixtures and Office Equipment	1,320,894	1,114,439
	26,065,028	25,395,594

Accumulated Depreciation	(11,512,695)	(10,448,812)
Property and Equipment, net	$14,552,333	$14,946,782

As of June 30, 2011 and December 31, 2010, the Company had $2,081,267 of equipment cost under capital lease, with accumulated amortization of $1,994,787 and $1,926,001, respectively, resulting in net assets under capital leases of $86,480 and $155,266, respectively.  All of the Company’s assets under capital lease consisted of medical equipment.

4.	LINES OF CREDIT

First Street Hospital, L.P. entered into a Letter Loan Agreement (“FSH Letter Loan Agreement”) with a financial institution on January 8, 2008.  The FSH Letter Loan Agreement, as amended, provides for a $1,500,000 line of credit loan and a term loan (“FSH Loans”).  The FSH Letter Loan Agreement provides for FSH Loans to be secured by real property owned by First Street Holdings, L.P., a related party to the Company, as well as accounts, inventory, fixtures, equipment and general intangibles; that the loans will be guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company; and require First Street Hospital, L.P. to maintain a debt service coverage ratio of 1.25 to 1.0.  The line of credit loan calls for monthly interest only payments which shall from day to day be equal to the lesser of (a) a fluctuating rate per annum (the ‘Contract Rate’) which is equal to the Index Rate which represents the rate of interest then most recently established by J.P. Morgan Chase Bank (or its successors) as its prime rate or (b) the Maximum Rate (the maximum lawful nonusurious rate of interest which under applicable law payee is permitted to charge).  The effective rate of interest at June 30, 2011 was 5.75%.  The line of credit loan originally matured on January 8, 2009, but has been extended to January 8, 2012.  The outstanding balance at June 30, 2011 and December 31, 2010, was $1,331,250 and $581,250, respectively.  Unused credit at June 30, 2011 was $168,750.  The Company recognized total interest expense of $19,349 and $8,476 during the three months ended June 30, 2011 and 2010, respectively, and total interest expense of $32,017 and $17,207 during the six months ended June 30, 2011 and 2010, respectively, on this line of credit.

First Street Surgical Center, L.P. entered into a Letter Loan Agreement (“FSSC Letter Loan Agreement”) with a financial institution on January 8, 2008.  The FSSC Letter Loan Agreement provides for a $750,000 line of credit loan and a term loan (“FSSC Loans”).  The FSSC Letter Loan Agreement provides for FSSC Loans to be secured by real property owned by First Street Holdings, L.P., a related party to the Company, as well as accounts, inventory, fixtures, equipment and general intangibles; that the loans will be guaranteed personally by certain former partners of First Street Surgical Center, L.P., who are current shareholders of the Company; and require First Street Surgical Center, L.P. to maintain a debt service coverage ratio of 1.25 to 1.0.  The line of credit loan calls for monthly interest only payments which shall from day to day be equal to the lesser of (a) a fluctuating rate per annum (the ‘Contract Rate’) which is equal to the Index Rate which represents the rate of interest then most recently established by J.P. Morgan Chase Bank (or its successors) as its prime rate or (b) the Maximum Rate (the maximum lawful nonusurious rate of interest which under applicable law payee is permitted to charge).  The effective rate of interest at June 30, 2011 was 5.75%.  The line of credit loan originally matured on January 8, 2009, but has been extended to January 8, 2012.  The outstanding balance at June 30, 2011 and December 31, 2010 was $745,000 and $730,000, respectively.  Unused credit at June 30, 2011 was $5,000.  The Company recognized total interest expense of $10,856 and $10,242 during the three months ended June 30, 2011 and 2010, respectively, and total interest expense of $21,350 and $19,640 during the six months ended June 30, 2011 and 2010, respectively, on this line of credit.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 18, 2009, First Surgical Woodlands, L.P. entered into a $250,000 revolving draw secured promissory note with a financial institution.  The note bears interest at 5.75% per annum.  The note originally matured on September 18, 2010, but has been extended to September 18, 2011.  The note is secured by all the equipment of First Surgical Woodlands, L.P.  The outstanding balance at June 30, 2011 and December 31, 2010, was $206,049 and $210,000, respectively.  Unused credit at June 30, 2011 was $43,951.  The Company recognized total interest expense of $3,355 and $735 during the three months ended June 30, 2011 and 2010, respectively, and total interest expense of $6,073 and $735 during the six months ended June 30, 2011 and 2010, respectively, on this line of credit.

On March 31, 2011, First Surgical Texas entered into a $2,000,000 revolving draw unsecured promissory note with a financial institution.  The line of credit loan calls for monthly interest only payments calculated based upon the financial institution’s Prime Rate.  The effective rate of interest at June 30, 2011 was 5.0%.  The note matures on March 29, 2012.    The outstanding balance at June 30, 2011 was $1,700,000.  Unused credit at June 30, 2011 was $300,000.  The Company recognized total interest expense of $11,544 during the three months ended June 30, 2011.

5.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company’s long-term debt and capital leases at June 30, 2011, and December 31, 2010, consisted of the following:

	As of
	June 30,	December 31,
	2011	2010

First Street Hospital, L.P.
2008 FSH Note Payable	$6,700,969	$6,879,965
2010 Construction Loan	4,410,158	4,439,150
2010 Equipment Loan	1,863,062	1,483,828
Capital Lease Obligations	128,191	286,699

First Street Surgical Center, L.P.
Long-term Line of Credit from Shareholder	331,127	321,365
2008 FSSC Note Payable	1,415,229	1,453,032

First Surgical Woodlands, L.P.
2009 FSW Note Payable	-	73,909

	14,848,736	14,937,948

Less: Current Portion	(1,217,456)	(1,238,277)
Long-Term Portion	$13,631,280	$13,699,670

Long-Term Debt

In connection with the FSH Letter Loan Agreement, First Street Hospital, L.P. issued a secured promissory note in the original amount of $7,822,256 on January 8, 2008, to a financial institution (the “2008 FSH Note Payable”).  The 2008 FSH Note Payable bears interest at 7.70% per annum and matures on January 8, 2013.  The note calls for monthly interest and principal payments of $73,747, with a balloon payment due on January 8, 2013, of $6,162,583.  As of June 30, 2011, and December 31, 2010, the Company owed $6,700,969 and $6,879,965, respectively on the 2008 FSH Note Payable.  The Company recognized total interest expense of $131,599 and $138,268 during the three months ended June 30, 2011 and 2010, respectively, and total interest expense of $263,485 and $276,601 during the six months ended June 30, 2011 and 2010, respectively, on this note.

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

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On May 4, 2010, First Street Hospital, L.P. entered into a secured construction loan agreement (the “2010 Construction Loan”) with a financial institution.  The loan agreement provides for advances equal to 80% of the “as completed” appraised value of the 2010 expansion of the Company’s First Street Hospital facility.  Total advances under the loan agreement were $4,439,150, of which $4,410,158 was outstanding at June 30, 2011.  The loan agreement provides for the 2010 Construction Loan to be secured by real property owned by First Street Hospital, L.P., as well as accounts, inventory, fixtures, equipment and general intangibles.  The loan was also guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company.  The note bears interest at 6.50% per annum and matures on May 4, 2013.  The Company recognized total interest expense of $72,867 and $306 during the three months ended June 30, 2011 and 2010, respectively, and total interest expense of $143,804 and $306 during the six months ended June 30, 2011 and 2010, respectively, on this note.

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

In connection with the issuance of the 2010 Construction Loan facility, on November 30, 2010, First Street Hospital, L.P. entered into a secured promissory note (the “2010 Equipment Loan”) providing for a total principal amount of $1,863,062 with a financial institution.  The 2010 Equipment Loan is also secured by real property owned by First Street Hospital, L.P., as well as accounts, inventory, fixtures, equipment and general intangibles.  The 2010 Equipment Loan was also guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company.  The note bears interest at 6.50% per annum and matures on November 30, 2013.  As of June 30, 2011, and December 31, 2010, the Company owed $1,863,062 and $1,483,828, respectively on the 2010 Equipment Loan.  The Company recognized total interest expense of $30,948 and $59,784 during the three and six months ended June 30, 2011, respectively, on this note.

On June 1, 2006, First Street Surgical Center, L.P. entered into a $700,000 long-term line of credit with the Company’s Chairman.  The line of credit bears interest at 6.0% per annum, matures on May 31, 2014 and is unsecured.  As of June 30, 2011 and December 31, 2010, the Company owed $331,127 and $321,365, respectively on the line of credit.  The Company recognized total interest expense of $4,918 and $4,632 during the three months ended June 30, 2011 and 2010, respectively, and total interest expense of $9,762 and $9,195 during the six months ended June 30, 2011 and 2010, respectively, on this note.

In connection with the FSSC Letter Loan Agreement, First Street Surgical Center, L.P. issued a secured promissory note in the original amount of $1,652,030 on January 8, 2008, to a financial institution.  The note bears interest at 7.70% per annum and matures on January 8, 2013.  The note calls for monthly interest and principal payments of $15,502.88, with a balloon payment due on January 8, 2013, of $1,301,513.  As of June 30, 2011, and December 31, 2010, the Company owed 1,415,229 and$1,453,032, respectively on the note.  The Company recognized total interest expense of $28,220 and $29,635 during the three months ended June 30, 2011 and 2010, respectively, and total interest expense of $56,197 and $58,966 during the six months ended June 30, 2011 and 2010, respectively, on this note.

On September 18, 2009, First Surgical Woodlands, L.P. issued a $1,300,000 secured promissory note to a financial institution.  The note bore interest at 5.95% per annum and matured on January 18, 2011.  The Company repaid the outstanding balance of the note at maturity.  The note was secured by all the equipment of First Surgical Woodlands, L.P.  As of December 31, 2010, the Company owed $73,909 on the note The Company recognized total interest expense of $415 on this note during 2011 and recognized $11,169 and $25,720 during the three and six months ended June 30, 2010, respectively, in interest on this note.

Capital Lease Obligations

We engage in a significant number of leasing transactions including medical equipment, computer equipment and other equipment utilized in operations.  Leases meeting certain accounting criteria have been recorded as an asset and liability at the lower of fair value or the net present value of the aggregate future minimum lease payments at the inception of the lease.  Interest rates used in computing the net present value of the lease payments generally ranged from 7.74% to 9.78% based on our incremental borrowing rate at the inception of the lease.  Our leasing transactions include arrangements for equipment with major equipment finance companies and manufacturers who retain ownership in the equipment during the term of the lease.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was in compliance with all debt covenants as of June 30, 2011.

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

During the six months ended June 30, 2010, the Company made distributions to its limited partner unitholders, while the Company’s subsidiaries were owned by those limited partner unitholders prior to their acquisition by Piper totaling $4,502,625.  The Company has treated these distributions as deemed dividends for financial reporting purposes.

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

During the six months ended June 30, 2011 and 2010, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where the Company retained the services of First Surgical Partners, LLC to assist the Company in managing and conducting day-to-day business and services.  The First Surgical Woodlands, L.P. agreement was executed on February 1, 2005, with a term of five years and shall automatically renew for one additional two year period unless otherwise terminated.  The First Street Hospital, L.P. agreement was executed on July 25, 2006, with a term of ten years and shall automatically renew for one additional two year period unless otherwise terminated.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  For the three months ended June 30, 2011 and 2010, the partnerships paid a total of $454,416 and $452,798, respectively, and for the six months ended June 30, 2011 and 2010, the partnerships paid a total of $920,068 and $959,764, respectively, in management fees to First Surgical Partners, LLC.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2006, First Street Surgical Center, L.P. entered into a $700,000 long-term line of credit with the Company’s Chairman.  The line of credit bears interest at 6.0% per annum, matures on May 31, 2014 and is unsecured.  As of June 30, 2011 and December 31, 2010, the Company owed $331,127 and $321,365, respectively on the line of credit.  The Company recognized total interest expense of $4,918 and $4,632 during the three months ended June 30, 2011 and 2010, respectively, and total interest expense of $9,762 and $9,195 during the six months ended June 30, 2011 and 2010, respectively, on this note.

On April 1, 2003, First Street Surgical Center, LP entered into a building lease with the Company’s Chairman.  The building lease was for an initial term of 10 years from the commencement date followed by an option to extend the initial ten year term by two consecutive five year terms.  The lease agreement called for minimum monthly lease payments of $23,000 per month, subject to escalation to reflect increases in the consumer price index. During each of the three and six months ended June 30, 2011 and 2010, First Street Surgical Center, LP paid $80,160  and $160,320, respectively, in lease payments on this lease.

On September 17, 2006, First Street Hospital, LP entered into a building lease with the Company’s Chairman.  The building lease was for an initial term of 10 years from the commencement date followed by an option to extend the initial ten year term by two consecutive ten year terms. This original lease agreement calls for minimum monthly lease payments of $39,400 per month, subject to escalation to reflect increases in the consumer price index.  During 2010, the hospital expanded its square footage by 23,000, adding 14 beds and two operating rooms.  The expansion was opened for surgical procedures on December 15, 2010.  As of June 30, 2011, a lease document or an amendment to the original lease had not been finalized or signed.  A market rent study is being performed by an independent real estate firm, whom we engaged July 7, 2011, to assist us in determining a fair rental value for the expansion.  The expansion project was funded 100% by First Street Hospital for $5,502,660, of which $4,436,150 was financed under long-term notes.  For each of the three and six months ended June 30, 2011 and 2010, First Street Hospital, LP paid $127,629 and $255,258, respectively, in lease payments on this lease.

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

The Company made payments totaling $1.2 million and $2.4 million during each of the three and six months ended June 30, 2011 and 2010, respectively.

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

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 7, 2011, Aetna Health Inc. and Aetna Life Insurance Company filed a petition in the District Court of Harris County, Texas (Case Number 201101291) against First Street Hospital, L.P. (“FSH”) and St. Michael’s Emergency Center LLC (“SMEC”) primarily claiming fraud/fraudulent non-disclosure and negligent misrepresentation and seeking damages, expenses and attorneys’ fees in connection with the billing practices associated with the affiliation agreement between FSH and SMEC whereby FSH’s off-campus emergency departments are improperly submitting facility fee claims under FSH’s tax identification number.  Aetna is claiming that FSH and SMEC are not properly or sufficiently integrated and affiliated and, as a result, such facility fee claims are fraudulent when submitted under FSH’s tax identification number.  On February 14, 2011, FSH filed its original answer denying all allegations.  Further, on March 2, 2011, FSH filed a Motion to Dismiss arguing that only federal courts have jurisdiction over ERISA matters.  In response to the Motion to Dismiss, on April 7, 2011, Aetna Life Insurance Company segregated its claims and filed an additional lawsuit with the United States District of Texas Houston Division (Case Number 4:11-cv-01341) against FSH and SMEC primarily claiming fraud/fraudulent non-disclosure and negligent misrepresentation and seeking damages, expenses and attorneys’ fees in connection with the billing practices associated with the affiliation agreement between FSH and SMEC.  On April 29, 2011, FSH filed a Motion to Dismiss the United States District of Texas Houston Division seeking to dismiss all claims based on state law as such claims are preempted by Federal law and seeking to dismiss all claims based on fraud and negligent misrepresentation as the claimant had not specifically plead facts supporting fraudulent knowledge and intent.  In April 2011, Aetna Health Inc. and Aetna Life Insurance Company filed a First Amended Petition in the District Court of Harris County, Texas.  Discovery in these matters is ongoing.  An estimate of the amount or range of loss or possible loss cannot be made at this time.  Although the lawsuits as currently pled are not clear regarding damages, the Original Petition filed by Aetna Health Inc. and Aetna Life Insurance Company in District Court of Harris County, Texas alleged total damages of $16.0 million in wrongfully submitted insurance claims, excluding punitive damages and attorney fees.  FSH has denied all claims and intends to continue to vigorously defend these claims.

9.	SUBSEQUENT EVENTS

On July 29, 2011, the Company declared a quarterly dividend on its Common Stock of $0.0275 per share.  The record date for this distribution was August 11, 2011 and the dividend was paid on August 12, 2011.  The total dividend paid was $1,117,875.

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

We have over 30 affiliated physicians, which are shareholders of the company, who provide medical care and surgical services to our patients.  In addition, there are an additional 60 non-affiliated physicians that use our locations for surgical procedures, many with great frequency.  With the total count of surgeons exceeding ninety, as of June 30, 2011, 33.7% are shareholders or affiliated surgeons and 66.3% are non-owners or non-affiliates.  We believe surgeons choose to perform surgeries at First Surgical because of (1) the input and control they have over the facilities’ operations, (2) the quality of the facilities, (3) the well trained staff, (4) the reputations of the other surgeons using the facilities, and (5) the well respected, financially disciplined management team.  Since our formation in 2002, we have partnered with the best surgeons in their specialties covering the greater Houston area.  Since inception, these physicians (affiliated and non-affiliated) have performed over 41,200 procedures and the number of procedures performed each year continues to grow.

The affiliated surgeons consider our facilities as their main place to perform surgeries and as a result represented about 62.2% of our revenue for the six months ended June 30, 2011.  Non-affiliated surgeons represented about 37.8% of the revenue for the six months ended June 30, 2011.  We expect the mix of unaffiliated and affiliated surgeons and the percentage of revenue generated by each of these groups to continue in the near future.  All surgeons bill for their professional component separately and none of that revenue is reported by First Surgical.  The main source of revenue for First Surgical is the facility fee component which is billed and collected under each facility upon completion of surgery.  We plan on expanding the revenue generated by non-affiliated surgeons by introducing new technical innovations in spine, bariatrics, orthopedics and reconstructive surgery, which we believe will attract non-affiliated surgeons.  We are also currently evaluating the adoption of a physician stock purchase plan, which will allow physicians to purchase equity in our company.  We have engaged various experts to advise on the legality of such plan in light of the Stark and Anti-kickback regulations.  As a result, until such analysis is finalized, we are uncertain if we will be able to adopt such plan in the near future or ever.  In addition, the startup and development of surgical centers and the acquisition of hospitals in competitive markets we believe will allow for our company’s growth and expansion of business through the addition of non-affiliated and affiliated surgeons.  The risks associated with this aspect include surgeons’ practices not growing or even slowing down, competition for surgeons to join other facilities in the market, our inability to acquire existing facilities for business reasons, our inability to start or acquire new facilities as a result of various government regulations and the lack of interest in the new and innovative technology, which all may have a negative impact on our operations including the facility fees generated by both the affiliated and non-affiliated surgeons.  Further, if we are unable to adopt a physician stock purchase plan, we will be unable to expand our pool of affiliated surgeons.  As affiliated surgeons have historically generated a significant portion of our revenue, any future revenue growth will be limited if we do not implement such plan.

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

The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Medicare	4.77%	6.20%	5.99%	6.72%

Worker's Compensation	4.76%	2.12%	4.63%	2.25%

Commercial Carriers	78.33%	82.06%	75.76%	81.70%

Other (self pays, hardships, etc.)	12.14%	9.62%	13.62%	9.33%

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Note 2 to our unaudited Consolidated Financial Statements as of  and for the three months ended June 30, 2011, provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting principles in the United States.  Certain of our accounting policies are critical to understanding our Consolidated Financial Statements because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.  We believe that the application of the accounting policies described in the following paragraphs is highly dependent on critical estimates and assumptions that are inherently uncertain and highly susceptible to change.  For all of these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment.  On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below.

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

Other Matters

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of our Consolidated Financial Statements.  All of our significant accounting policies are further described in Note 2 to our unaudited Consolidated Financial Statements as of and for the three months ended June 30, 2011, in this Form 10-Q.  The policies described in Note 2 often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance and are frequently reexamined by accounting standards setters and regulators.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Salaries and Benefits	27.7%	22.1%	27.8%	21.3%
Medical Supplies	19.5%	19.4%	20.7%	16.9%
Bariatric Program Sponsorship	9.9%	9.4%	9.7%	9.6%
Management Fees	3.7%	3.6%	3.7%	3.8%
Rent	3.7%	3.5%	4.1%	3.6%
Depreciation and Amortization	4.5%	3.6%	4.3%	2.8%
Other Operating Expenses	20.0%	10.8%	16.8%	11.4%

Total Operating Expenses	89.0%	72.3%	105.1%	70.3%

Other Income and Expenses
Interest Expense, net	(2.6)%	(1.7)%	(2.5)%	(1.8)%

Total Other Income and Expenses	(2.6)%	(1.7)%	(2.5)%	(1.8)%

Income Before Income Taxes	8.4%	26.0%	10.4%	28.8%

Income Taxes	3.1%	0.0%	3.7%	0.0%

Net Income	5.3%	26.0%	6.6%	28.8%

Three Months Ended June 30, 2011, as Compared to Three Months Ended June 30, 2010

Our net revenue decreased $559,375 or 4.4%, to $12,149,557 for the three months ended June 30, 2011, as compared to $12,708,932 for the comparable period in the prior year.  Although our total cases increased to 1,659 for the three months ended June 30, 2011, as compared to 1,616 for the three months ended June 30, 2010; and specifically our hospital cases increased by 112 from 469 cases during the three months ended June 30, 2010, to 581 for the three months ended June 30, 2011, the nature of our mix of specialty procedures performed between the two periods (e.g. podiatry, orthopedic, general surgery) caused the overall decline in revenue.  For example, during the three months ended June 30, 2011, podiatry cases increased 114.2%, to 105 from 49 during the three months ended June 30, 2010.  Podiatry cases have a lower net revenue per case then orthopedic and/ or neurosurgical cases.

Salaries and benefits increased $561,720 or 20.0%, to $3,365,197 for the three months ended June 30, 2011, as compared to $2,803,477 for 2010.  The increase was primarily attributable to: (i) the aforementioned higher case volume under the hospital; (ii) the need for new hospital clinical and administrative staffing to assist in accommodating the hospital expansion of two additional operating rooms and 14 additional beds; (iii) the need to hire additional support staff for the accounting department, and (iv) increased premium expense for the Company’s employee health insurance.

Medical supplies decreased $89,179, or 3.6%, to $2,374,480 for the three months ended June 30, 2011, as compared to $2,463,659 for 2010.  This slight decrease was attributable to ordering efficiency and monitoring of on-hand supplies.

Our Bariatric Program Sponsorship fees were unchanged between the two periods, at $1,200,000 per quarter.

During the three months ended June 30, 2011 and 2010, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where we retained the services of First Surgical Partners, LLC to assist us in managing and conducting day-to-day business and services.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  These fees were comparable between the two quarters.

Depreciation and amortization expense increased $88,053, or 19.3%, to $543,837 for the three months ended June 30, 2011, as compared to $455,784 for 2010.  This increase was attributable primarily to the hospital expansion leasehold improvements and equipment, furniture and fixtures needed to complete the expansion and open it for its intended use.  Those fixed assets were placed in service December 2010.

Our other operating expenses increased by $1,052,672, or 76.4%, to $2,429,615 for the three months ended June 30, 2011, as compared to $1,376,943 for 2010.  This increase was primarily attributable to a $750,262 charge associated with 400,000 shares of our Common Stock issued to settle all disputes we had with a provider of capital markets consulting and investor relations services.  The remainder of the increase was attributable to legal and professional fees associated with our public company filings.

We recorded net interest expense of $316,727 for the three months ended June 30, 2011, as compared to $213,696 for 2010, or an increase of 48.2%. The total increase of $102,918 in interest cost, or 48.1% was primarily a result of additional debt incurred in our hospital expansion.

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

Pro Forma for the
Three Months Ended
June 30, 2010
Current Taxes	$1,155,466

Deferred Taxes	-

Total	$1,155,466

Six Months Ended June 30, 2011, as Compared to Six Months Ended June 30, 2010

Our net revenue decreased $215,796 or 0.9%, to $24,773,454 for the six months ended June 30, 2011, as compared to $24,989,250 for the comparable period in the prior year.  As noted above with respect to the three month period ended June 30, 2011, although total cases increased to 3,137 for the six months ended June 30, 2011, as compared to 3,043 for the six months ended June 30, 2010; and specifically our hospital cases increased by 190 from 876 cases for the six months ended June 30, 2010, to 1,066 for the six months ended June 30, 2011, the nature of our mix of specialty procedures performed between the two periods (e.g. podiatry, orthopedic, general surgery) caused the overall decline in revenue.

Salaries and benefits increased $1,569,157 or 29.4%, to $6,898,257 for the six months ended June 30, 2011, as compared to $5,329,100 for 2010.  During the six months ended June 30, 2011, we issued 250,000 shares of our Common Stock to our Vice President, Finance for services rendered.  These shares were valued at $468,914, based on the Company’s estimate of the fair market value of its Common Shares on that date, and included as a component of our 2011 salaries and benefit expense.  The balance of the increase was primarily attributable to: (i) the aforementioned higher case volume under the hospital; (ii) the need for new hospital clinical and administrative staffing to assist in accommodating the hospital expansion of two additional operating rooms and 14 additional beds; (iii) the need to hire additional support staff for the accounting department, and (iv) increased premium expense for the Company’s employee health insurance.

Medical supplies increased $905,347, or 21.4%, to $5,135,649 for the six months ended June 30, 2011, as compared to $4,230,302 for 2010.  This increase was attributable to the increased volume resulting from the expansion.

Our Bariatric Program Sponsorship fees were unchanged at $2,400,000 for each period.

During the six months ended June 30, 2011 and 2010, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where we retained the services of First Surgical Partners, LLC to assist us in managing and conducting day-to-day business and services.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  These fees decreased $39,696, or 4.1%, to $920,068 for the six months ended June 30, 2011, as compared to $959,764  for 2010, as a direct result in corresponding decreases in cash collections in these two entities.  The management agreements are currently in effect and we will continue to pay such fees under the agreed upon terms set forth therein.

Our rent increased $111,039, or 12.4%, to $1,009,813 for the six months ended June 30, 2011, as compared to $898,774 for 2010.  This increase was primarily attributable to operating medical equipment rentals that were necessary to meet the demand for equipment supporting the overall increased case volume.

Depreciation and amortization expense increased $378,555, or 54.5%, to $1,072,806 for the six months ended June 30, 2011, as compared to $694,251 for 2010.  This increase was attributable primarily to the hospital expansion leasehold improvements and equipment, furniture and fixtures needed to complete the expansion and open it for its intended use.  Those fixed assets were placed in service December 2010.

Our other operating expenses increased by $1,314,653, or 46.2%, to $4,158,201 for the six months ended June 30, 2011, as compared to $2,843,548 for 2010.  This increase was primarily attributable to a $750,262 charge associated with 400,000 shares of our Common Stock issued to settle all disputes we had with a provider of capital markets consulting and investor relations services.  The remainder of the increase was attributable to legal and professional fees associated with our public company filings.

We recorded net interest expense of $612,587 for the six months ended June 30, 2011, as compared to $438,968 for 2010, or an increase of 39.6%. The total increase of $173,398 in interest cost, or 39.4 % was a result of additional debt incurred in our hospital expansion.

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

	Pro Forma for the	Pro Forma for the
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Current Taxes	$1,155,466	$2,518,090

Deferred Taxes	-	-

Total	$1,155,466	$2,518,090

We anticipate that our effective tax rate will be approximately 35% for 2011.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our credit lines and long-term debt.

As of June 30, 2011, we had $662,618 of cash and cash equivalents on hand as compared to $266,708 at December 31, 2010.  Additionally, we had net working capital of $11,648,452 at June 30, 2011, an increase of $1,764,353 from our net working capital balance of $9,884,099 at December 31, 2010.

We were provided $229,519 of cash in operating activities for the six months ended June 30, 2011, as compared to cash provided by operating activities of $5,640,858 for the six months ended June 30, 2010.  This decrease was primarily attributable to our decrease in net income between the periods.

We used $669,435 and $625,508 of cash for investing activities during the six months ended June 30, 2011 and 2010, respectively.  These expenditures were primarily related to leasehold improvements and equipment purchases associated with our hospital expansion project.

During the six months ended June 30, 2011, we were provided $835,826 in cash from financing activities as advances under our lines of credit and long term debt were partially offset by partial repayments on those borrowing as well as our special and first quarter 2011 dividend.  During the six months ended June, 2010, we used $4,991,047.  Of this amount, $4,502,625 related to former limited partner distributions during the period.  The balance related to net repayments on our outstanding debt obligations.

As of June 30, 2011, we had $517,701 available to us under our various credit lines.  We monitor the financial strength of our depositories, creditors, insurance carriers, and other counterparties using publicly available information, as well as qualitative inputs.  Based on our current borrowing capacity and compliance with the financial covenants under our credit agreements, we do not believe there is significant risk in our ability to make draws under our various credit lines, if needed.  However, no such assurances can be provided.

As of June 30, 2011, we have scheduled principal payments of $1,217,456 during the next twelve months, related to long-term debt and capital lease obligations (see Note 5, Long-term Debt and Capital Lease Obligations , in the accompanying unaudited consolidated financial statements as of and for the six months ended June 30, 2011).  We do not face near-term refinancing risk.  Our credit agreements governing the vast majority of our secured borrowings contain financial covenants that include a leverage ratio.  As of June 30, 2011, we were in compliance with the covenants under our various credit agreements.  If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreements.  Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time.

Contractual Obligations

Long Term Debt

At June 30, 2011, our long-term debt consisted of the following:

•
First Street Hospital, L.P. issued a secured promissory note in the original amount of $7,822,256 on January 8, 2008, to a financial institution (the “2008 FSH Note Payable”).  The 2008 FSH Note Payable bears interest at 7.70% per annum and matures on January 8, 2013.  The note calls for monthly interest and principal payments of $73,747, with a balloon payment due on January 8, 2013, of $6,162,583.  As of June 30, 2011, the Company owed $6,700,969 on the 2008 FSH Note Payable.

•
On May 4, 2010, First Street Hospital, L.P. entered into a secured construction loan agreement (the “2010 Construction Loan”) with a financial institution.  Total advances under the loan agreement were $4,439,150, of which $4,410,158 remained outstanding at June 30, 2011.  The note calls for monthly interest and principal payments ranging from approximately $24,507 to $38,907, with a balloon payment due on May 4, 2013, of $4,099,241.  The note bears interest at 6.50% per annum.

•
In connection with the issuance of the 2010 Construction Loan facility, on November 30, 2010, First Street Hospital, L.P. entered into a secured promissory note (the “2010 Equipment Loan”) providing for a total principal amount of $1,863,062 with a financial institution.  As of June 30, 2011, the Company had $1,863,062 outstanding on the 2010 Equipment Loan. The note calls for monthly interest and principal payments ranging from approximately $9,419 to $27,753, with a balloon payment due on November 30, 2013, of $1,442,988.  The note bears interest at 6.50% per annum.

•
First Street Surgical Center, L.P. issued a secured promissory note in the original amount of $1,652,030 on January 8, 2008, to a financial institution.  The note bears interest at 7.70% per annum and matures on January 8, 2013.  The note calls for monthly interest and principal payments of $15,502.88, with a balloon payment due on January 8, 2013, of $1,301,513.  As of June 30, 2011, the Company owed $1,415,229 on the note.

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

Management Fees

Both First Street Hospital, L.P. and First Surgical Woodlands, L.P. hold management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where we retained the services of First Surgical Partners, LLC to assist us in managing and conducting day-to-day business and services.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  For the three and six months ended June 30, 2011, these fees totaled $454,416 and $920,068, respectively.  The management agreements are currently in effect and we will continue to pay such fees under the agreed upon terms set forth therein.  The First Surgical Woodlands LP agreement was executed on February 1, 2005 with a term of five years and automatically renews for one additional two year period unless otherwise terminated in writing by either party.  The First Street Hospital LP agreement was executed on July 25, 2006 with a term of ten years and automatically renews for an additional two year period unless otherwise terminated unless otherwise terminated in writing by either party.

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item4.     Controls and Procedures.

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

As of June 30, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer (our Principal Executive Officer) and our Vice President, Finance (our Principal Financial and Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer (our Principal Executive Officer) and our Vice President, Finance (our Principal Financial and Accounting Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 7, 2011, Aetna Health Inc. and Aetna Life Insurance Company filed a petition in the District Court of Harris County, Texas (Case Number 201101291) against First Street Hospital, L.P. (“FSH”) and St. Michael’s Emergency Center LLC (“SMEC”) primarily claiming fraud/fraudulent non-disclosure and negligent misrepresentation and seeking damages, expenses and attorneys’ fees in connection with the billing practices associated with the affiliation agreement between FSH and SMEC whereby FSH’s off-campus emergency departments are improperly submitting facility fee claims under FSH’s tax identification number.  Aetna is claiming that FSH and SMEC are not properly or sufficiently integrated and affiliated and, as a result, such facility fee claims are fraudulent when submitted under FSH’s tax identification number.  On February 14, 2011, FSH filed its original answer denying all allegations.  Further, on March 2, 2011, FSH filed a Motion to Dismiss arguing that only federal courts have jurisdiction over ERISA matters.  In response to the Motion to Dismiss, on April 7, 2011, Aetna Life Insurance Company segregated its claims and filed an additional lawsuit with the United States District of Texas Houston Division (Case Number 4:11-cv-01341) against FSH and SMEC primarily claiming fraud/fraudulent non-disclosure and negligent misrepresentation and seeking damages, expenses and attorneys’ fees in connection with the billing practices associated with the affiliation agreement between FSH and SMEC.  On April 29, 2011, FSH filed a Motion to Dismiss the United States District of Texas Houston Division seeking to dismiss all claims based on state law as such claims are preempted by Federal law and seeking to dismiss all claims based on fraud and negligent misrepresentation as the claimant had not specifically plead facts supporting fraudulent knowledge and intent.  In April 2011, Aetna Health Inc. and Aetna Life Insurance Company filed a First Amended Petition in the District Court of Harris County, Texas.  Discovery in these matters is ongoing.  An estimate of the amount or range of loss or possible loss cannot be made at this time.  Although the lawsuits as currently pled are not clear regarding damages, the Original Petition filed by Aetna Health Inc. and Aetna Life Insurance Company in District Court of Harris County, Texas alleged total damages of $16.0 million in wrongfully submitted insurance claims, excluding punitive damages and attorney fees.  FSH has denied all claims and intends to continue to vigorously defend these claims.

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

10.6	Agreement entered by and between the Company and David Roff dated December 31, 2010(2)
10.7	Lease Agreement for First Street Surgical Center, L.P. dated April 1, 2003 (4)
10.8	Lease Agreement for First Street Hospital, L.P. dated September 17, 2006 (5)
10.9	Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated May 1, 2006 (4)
10.10	Amendment to the Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated February 13, 2008 (4)
10.11	Amendment to the Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated December 10, 2009 (4)
10.12	Management Agreement by and between First Surgical Partners LLC and First Street Hospital LP (4)
10.13	Management Agreement by and between First Surgical Partners LLC and First Surgical Woodlands L P (4)
10.14	Termination Letter from Vital Weight Control Inc. to First Street Hospital LP dated January 30, 2009 (4)
10.15	Reinstatement of Contract Agreement dated February 6, 2009 between Vital Weight Control Inc. and First Street Hospital LP (5)
10.16*	Letter Agreement between Jacob Varon and First Surgical Partners Inc. dated June 1, 2011
21.1	List of Subsidiaries (4)
31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Act of 2002

*Filed herewith
(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 26, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 6, 2011
(3)	Incorporated by reference to the Form 10 Registration Statement filed with the Securities and Exchange Commission on February 9, 2007
(4)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2011
(5)	Incorporated by reference to the Form 8-K/A Current Report filed with the Securities and Exchange Commission on August 1, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SURGICAL PARTNERS INC.

Date: August 15, 2011	/s/ Anthony F. Rotondo
	Name:	Anthony F. Rotondo
	Title:	President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Don Knight
	Name:	Don Knight
	Title:	Vice President, Finance
(Principal Financial Officer)