Form 10-Q/A
period 2011-06-30
First Surgical Partners Inc.
filed 2011-08-25
CIK 1389413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

 FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Part II – OTHER INFORMATION

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

10.6	Agreement entered by and between the Company and David Roff dated December 31, 2010(2)
10.7	Lease Agreement for First Street Surgical Center, L.P. dated April 1, 2003 (4)
10.8	Lease Agreement for First Street Hospital, L.P. dated September 17, 2006 (5)
10.9	Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated May 1, 2006 (4)
10.10	Amendment to the Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated February 13, 2008 (4)

10.11	Amendment to the Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated December 10, 2009 (4)
10.12	Management Agreement by and between First Surgical Partners LLC and First Street Hospital LP (4)
10.13	Management Agreement by and between First Surgical Partners LLC and First Surgical Woodlands L P (4)
10.14	Termination Letter from Vital Weight Control Inc. to First Street Hospital LP dated January 30, 2009 (4)
10.15	Reinstatement of Contract Agreement dated February 6, 2009 between Vital Weight Control Inc. and First Street Hospital LP (5)
10.16	Letter Agreement between Jacob Varon and First Surgical Partners Inc. dated June 1, 2011 (6)
21.1	List of Subsidiaries (4)
31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Act of 2002

*Filed herewith
(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 26, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 6, 2011
(3)	Incorporated by reference to the Form 10 Registration Statement filed with the Securities and Exchange Commission on February 9, 2007
(4)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2011
(5)	Incorporated by reference to the Form 8-K/A Current Report filed with the Securities and Exchange Commission on August 1, 2011
(6)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 15, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SURGICAL PARTNERS INC.

Date: August 25, 2011	/s/ Anthony F. Rotondo
	Name:	Anthony F. Rotondo
	Title:	President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Don Knight
	Name:	Don Knight
	Title:	Vice President, Finance
(Principal Financial Officer)