Form 10-Q
period 2011-09-30
First Surgical Partners Inc.
filed 2011-11-14
CIK 1389413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from
 __________ to __________

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
Yes ☐ No ☒

As of November 14, 2011, the Issuer had 40,798,393 shares of its common stock outstanding.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I

Item 1. Financial Statements

FIRST SURGICAL PARTNERS INC.
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	As of
	September 30, 2011	December 31, 2010
Assets

Current Assets
Cash and Cash Equivalents	$993,970	$266,708
Accounts Receivable, net	28,834,621	22,874,493
Inventory	1,157,832	1,413,275
Prepaid Expenses and Other Current Assets	221,895	298,104
Total Current Assets	31,208,318	24,852,579

Property and Equipment, net	14,162,851	14,946,782

Other Assets, net	50,996	64,379
Total Assets	$45,422,165	$39,863,740

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable	$8,255,375	$9,634,602
Accrued Expenses	1,925,832	1,380,223
Lines of Credit	4,271,049	1,521,250
Current Taxes	6,047,899	1,194,128
Current Portion of Long-Term Debt and Capital Lease Obligations	1,223,272	1,238,277
Total Current Liabilities	21,723,427	14,968,480

Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations, Net of Current Portion	13,475,839	13,699,670
Deferred Taxes	-	3,282,622
Other Long-Term Liabilities	132,730	74,130
Total Long-Term Liabilities	13,608,569	17,056,422

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, zero issued and outstanding, respectively	-	-
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 40,750,006 and 40,000,006 shares issued and outstanding, respectively	4,075	4,000
Additional Paid-In Capital	10,499,135	11,716,594
Accumulated Deficit	(413,041)	(3,881,756)
Total Shareholders' Equity	10,090,169	7,838,838
Total Liabilities and Shareholders' Equity	$45,422,165	$39,863,740

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FIRST SURGICAL PARTNERS INC.
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net Revenue	$13,826,508	$9,610,214	$38,599,962	$34,599,464

Operating Expenses
Salaries and Benefits	3,239,553	2,544,530	10,137,810	7,873,630
Medical Supplies	2,533,212	1,807,499	7,668,861	6,037,801
Bariatric Program Sponsorship	1,200,000	1,200,000	3,600,000	3,600,000
Management Fees	484,452	441,542	1,404,520	1,401,306
Rent	458,681	496,302	1,468,494	1,395,076
Depreciation and Amortization	564,831	323,243	1,637,637	1,017,494
Other Operating Expenses	2,343,708	1,557,015	6,501,909	4,400,563
Total Operating Expenses	10,824,436	8,370,131	32,419,231	25,725,870

Other Income and Expenses
Interest Expense	(328,280)	(210,743)	(940,867)	(649,711)
Total Other Income and Expenses	(328,280)	(210,743)	(940,867)	(649,711)
Income Before Income Taxes	2,673,792	1,029,340	5,239,864	8,223,883

Income Taxes	851,024	-	1,771,149	-
Net Income	$1,822,768	$1,029,340	$3,468,715	$8,223,883

Basic and Diluted Income per Common Share	$0.04	$0.03	$0.09	$0.21
Weighted average number of common shares outstanding - basic and fully diluted	40,733,701	39,964,347	40,428,760	39,964,347
Dividends declared per common share	$0.0275	$-	$0.0650	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FIRST SURGICAL PARTNERS INC.
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,468,715	$8,223,883
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	1,637,637	1,007,305
Stock Compensation	468,914	-
Common Shares Issued for Services	937,828	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	(5,960,128)	(205,163)
Inventory	255,443	(153,916)
Other Current Assets	43,141	(257,387)
Accounts Payable and Accrued Expenses	(785,795)	(83,098)
Other Long Term Liabilities	58,600	(219)
Current and Deferred Taxes Payable	1,571,149	-
Net Cash Provided by Operating Activities	1,695,503	8,531,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(840,323)	(3,462,659)
Net Cash Used in Investing Activities	(840,323)	(3,462,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on Line of Credit	2,934,799	351,449
Repayments on Line of Credit	(185,000)	(60,000)
Proceeds from Issuance of Long-Term Debt	629,234	2,952,078
Repayment of Long-Term Debt and Capital Lease Obligations	(882,826)	(1,310,900)
Dividends Paid	(2,624,126)	-
Partner Contributions	-	75,700
Partner Distributions	-	(6,556,875)
Net Cash Used in Financing Activities	(127,918)	(4,548,548)

NET INCREASE IN CASH AND CASH EQUIVALENTS	727,262	520,198
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	266,708	261,594
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$993,970	$781,792

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Interest	$911,948	$607,300
Cash Paid for Taxes	$472,000	$231,558

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.      BUSINESS AND ORGANIZATION

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

Effective December 1, 2010, Piper Acquisition III, Inc. (“Piper”) acquired all of the limited and general partnership interests of First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. (“Partnerships”), all of which were under common control, in exchange for the issuance of 36,000,002 shares of Piper’s common stock.  The exchange of shares between Piper and the Partnerships was accounted for as a reverse acquisition under the purchase method of accounting.  Accordingly, the merger was recorded as a recapitalization of Piper, with the consolidated financials of the Partnerships being treated as the continuing entity.  Effective December 3, 2010, the Company changed its name to First Surgical Texas, Inc.  The historical financial statements presented are those of the Partnerships.  The financial statements of the legal acquirer, Piper, were not significant; therefore, no pro forma financial information is submitted.

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

Effective February 18, 2011, the Company changed its name to “First Surgical Partners Inc.”

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Accounting Principles

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K.  These financial statements should be read together with the financial statements and notes in the Company’s 2010 Form 10-K filed with the SEC on April 15, 2011, as amended on Form 10-K/A on June 21, 2011 and on August 1, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.  Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

Principles of Consolidation

The financial statements include the accounts of First Surgical Partners, Inc. and its subsidiaries.  Intercompany transactions and balances have been eliminated.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The implementation of this accounting guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The implementation of this accounting guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3.      EARNINGS PER COMMON SHARE

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period.  The calculation for diluted earnings per common share recognizes the effect of all potential dilutive securities that were outstanding during the respective periods, unless their impact would be antidilutive.  The Company had no dilutive securities as of September 30, 2011 or 2010.

Prior to the Company’s acquisition by Piper, on December 1, 2010, all of the net income from the Company’s subsidiaries, First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. passed through to the then-limited partners of each of the Company’s subsidiaries and the Company, therefore, had no corporate tax obligation to record.  Had the acquisition by Piper occurred on January 1, 2010, the Company’s pro-forma earnings per share would have been $0.02 and $0.13 for the three and nine months ended September 30, 2010, respectively.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of
	September 30,	December 31,
	2011	2010
Leasehold Improvements	$14,233,430	$14,113,849
Medical Equipment	10,677,010	10,167,306
Furniture, Fixtures and Office Equipment	1,325,477	1,114,439
	26,235,917	25,395,594

Accumulated Depreciation	(12,073,066)	(10,448,812)
Property and Equipment, net	$14,162,851	$14,946,782

As of September 30, 2011 and December 31, 2010, the Company had $2,081,267 of equipment cost under capital lease, with accumulated amortization of $2,029,180 and $1,926,001, respectively, resulting in net assets under capital leases of $52,087 and $155,266, respectively.  All of the Company’s assets under capital lease consisted of medical equipment.

5.      LINES OF CREDIT

First Street Hospital, L.P. entered into a Letter Loan Agreement (“FSH Letter Loan Agreement”) with a financial institution on January 8, 2008.  The FSH Letter Loan Agreement, as amended, provides for a $1,500,000 line of credit loan and a term loan (“FSH Loans”).  The FSH Letter Loan Agreement provides for FSH Loans to be secured by real property owned by First Street Holdings, L.P., a related party to the Company, as well as accounts, inventory, fixtures, equipment and general intangibles; that the loans will be guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company; and require First Street Hospital, L.P. to maintain a debt service coverage ratio of 1.25 to 1.0.  The line of credit loan calls for monthly interest only payments which shall from day to day be equal to the lesser of (a) a fluctuating rate per annum (the ‘Contract Rate’) which is equal to the Index Rate which represents the rate of interest then most recently established by J.P. Morgan Chase Bank (or its successors) as its prime rate or (b) the Maximum Rate (the maximum lawful nonusurious rate of interest which under applicable law payee is permitted to charge).  The effective rate of interest at September 30, 2011 was 5.75%.  The line of credit loan originally matured on January 8, 2009, but has been extended to January 8, 2012.  The outstanding balance at September 30, 2011 and December 31, 2010, was $1,470,000 and $581,250, respectively.  Unused credit at September 30, 2011 was $30,000.  The Company recognized total interest expense of $21,869 and $8,541 during the three months ended September 30, 2011 and 2010, respectively, and total interest expense of $53,887 and $28,886 during the nine months ended September 30, 2011 and 2010, respectively, on this line of credit.

First Street Surgical Center, L.P. entered into a Letter Loan Agreement (“FSSC Letter Loan Agreement”) with a financial institution on January 8, 2008.  The FSSC Letter Loan Agreement provides for a $750,000 line of credit loan and a term loan (“FSSC Loans”).  The FSSC Letter Loan Agreement provides for FSSC Loans to be secured by real property owned by First Street Holdings, L.P., a related party to the Company, as well as accounts, inventory, fixtures, equipment and general intangibles; that the loans will be guaranteed personally by certain former partners of First Street Surgical Center, L.P., who are current shareholders of the Company; and require First Street Surgical Center, L.P. to maintain a debt service coverage ratio of 1.25 to 1.0.  The line of credit loan calls for monthly interest only payments which shall from day to day be equal to the lesser of (a) a fluctuating rate per annum (the ‘Contract Rate’) which is equal to the Index Rate which represents the rate of interest then most recently established by J.P. Morgan Chase Bank (or its successors) as its prime rate or (b) the Maximum Rate (the maximum lawful nonusurious rate of interest which under applicable law payee is permitted to charge).  The effective rate of interest at September 30, 2011 was 5.75%.  The line of credit loan originally matured on January 8, 2009, but has been extended to January 8, 2012.  The outstanding balance at September 30, 2011 and December 31, 2010 was $735,000 and $730,000, respectively.  Unused credit at September 30, 2011 was $15,000.  The Company recognized total interest expense of $10,889 and $11,021 during the three months ended September 30, 2011 and 2010, respectively, and total interest expense of $32,239 and $30,661 during the nine months ended September 30, 2011 and 2010, respectively, on this line of credit.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On September 18, 2009, First Surgical Woodlands, L.P. entered into a $250,000 revolving draw secured promissory note with a financial institution.  The note bears interest at 5.75% per annum.  The note originally matured on September 18, 2010, but has been extended to September 18, 2012.  The note is secured by all the equipment of First Surgical Woodlands, L.P.  The outstanding balance at September 30, 2011 and December 31, 2010, was $166,049 and $210,000, respectively.  Unused credit at September 30, 2011 was $83,951.  The Company recognized total interest expense of $3,069 and $1,714 during the three months ended September 30, 2011 and 2010, respectively, and total interest expense of $9,142 and $2,448 during the nine months ended September 30, 2011 and 2010, respectively, on this line of credit.

On March 31, 2011, First Surgical Texas entered into a $2,000,000 revolving draw unsecured promissory note with a financial institution.  The line of credit loan calls for monthly interest only payments calculated based upon the financial institution’s Prime Rate.  The effective rate of interest at September 30, 2011 was 5.0%.  The note matures on March 29, 2012.  The outstanding balance at September 30, 2011 was $1,900,000.  Unused credit at September 30, 2011 was $100,000.  The Company recognized total interest expense of $22,483 and $34,028 during the three and nine months ended September 30, 2011, respectively.

6.      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company’s long-term debt and capital leases consisted of the following:

	As of
	September 30,	December 31,
	2011	2010
First Street Hospital, L.P.
2008 FSH Note Payable	$6,611,018	$6,879,965
2010 Construction Loan	4,366,470	4,439,150
2010 Equipment Loan	1,863,062	1,483,828
Capital Lease Obligations	126,210	286,699

First Street Surgical Center, L.P.
Long-term Line of Credit from Shareholder	336,119	321,365
2008 FSSC Note Payable	1,396,232	1,453,032

First Surgical Woodlands, L.P.
2009 FSW Note Payable	-	73,909

	14,699,110	14,937,948

Less: Current Portion	(1,223,272)	(1,238,277)
Long-Term Portion	$13,475,839	$13,699,670

Long-Term Debt

In connection with the FSH Letter Loan Agreement, First Street Hospital, L.P. issued a secured promissory note in the original amount of $7,822,256 on January 8, 2008, to a financial institution (the “2008 FSH Note Payable”).  The 2008 FSH Note Payable bears interest at 7.70% per annum and matures on January 8, 2013.  The note calls for monthly interest and principal payments of $73,747, with a balloon payment due on January 8, 2013, of $6,162,583.  As of September 30, 2011, and December 31, 2010, the Company owed $6,611,018 and $6,879,965, respectively on the 2008 FSH Note Payable.  The Company recognized total interest expense of $131,288 and $138,164 during the three months ended September 30, 2011 and 2010, respectively, and total interest expense of $394,773 and $414,752 during the nine months ended September 30, 2011 and 2010, respectively, on this note.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On May 4, 2010, First Street Hospital, L.P. entered into an unsecured $250,000 promissory note with a financial institution.  The note bore interest at 6.50% per annum and matured on February 4, 2011.  During 2010, the Company borrowed approximately $110,815 under the note and repaid it in full during 2010 with proceeds from the 2010 Equipment Loan.

On May 4, 2010, First Street Hospital, L.P. entered into a secured construction loan agreement (the “2010 Construction Loan”) with a financial institution.  The loan agreement provides for advances equal to 80% of the “as completed” appraised value of the 2010 expansion of the Company’s First Street Hospital facility.  Total advances under the loan agreement were $4,439,150, of which $4,366,470 was outstanding at September 30, 2011.  The loan agreement provides for the 2010 Construction Loan to be secured by real property owned by First Street Hospital, L.P., as well as accounts, inventory, fixtures, equipment and general intangibles.  The loan was also guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company.  The note bears interest at 6.50% per annum and matures on May 4, 2013.  The Company recognized total interest expense of $73,031 and $216,835 during the three and nine months ended September 30, 2011, respectively, on this note.

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

In connection with the issuance of the 2010 Construction Loan facility, on November 30, 2010, First Street Hospital, L.P. entered into a secured promissory note (the “2010 Equipment Loan”) providing for a total principal amount of $1,863,062 with a financial institution.  The 2010 Equipment Loan is also secured by real property owned by First Street Hospital, L.P., as well as accounts, inventory, fixtures, equipment and general intangibles.  The 2010 Equipment Loan was also guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company.  The note bears interest at 6.50% per annum and matures on November 30, 2013.  As of September 30, 2011, and December 31, 2010, the Company owed $1,863,062 and $1,483,828, respectively on the 2010 Equipment Loan.  The Company recognized total interest expense of $30,948 and $90,732 during the three and nine months ended September 30, 2011, respectively, on this note.

On June 1, 2006, First Street Surgical Center, L.P. entered into a $700,000 long-term line of credit with the Company’s Chairman.  The line of credit bears interest at 6.0% per annum, matures on May 31, 2014 and is unsecured.  As of September 30, 2011 and December 31, 2010, the Company owed $336,119 and $321,365, respectively on the line of credit.  The Company recognized total interest expense of $4,992 and $4,702 during the three months ended September 30, 2011 and 2010, respectively, and total interest expense of $14,754 and $13,897 during the nine months ended September 30, 2011 and 2010, respectively, on this note.

In connection with the FSSC Letter Loan Agreement, First Street Surgical Center, L.P. issued a secured promissory note in the original amount of $1,652,030 on January 8, 2008, to a financial institution.  The note bears interest at 7.70% per annum and matures on January 8, 2013.  The note calls for monthly interest and principal payments of $15,502.88, with a balloon payment due on January 8, 2013, of $1,301,513.  As of September 30, 2011, and December 31, 2010, the Company owed $1,396,232 and $1,453,032, respectively on the note.  The Company recognized total interest expense of $27,728 and $29,180 during the three months ended September 30, 2011 and 2010, respectively, and total interest expense of $83,375 and $87,597 during the nine months ended September 30, 2011 and 2010, respectively, on this note.

On September 18, 2009, First Surgical Woodlands, L.P. issued a $1,300,000 secured promissory note to a financial institution.  The note bore interest at 5.95% per annum and matured on January 18, 2011.  The Company repaid the outstanding balance of the note at maturity.  The note was secured by all the equipment of First Surgical Woodlands, L.P.  As of December 31, 2010, the Company owed $73,909 on the note The Company recognized total interest expense of $415 on this note during 2011 and recognized $11,169 and $25,720 during the three and nine months ended September 30, 2010, respectively, in interest on this note.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

The Company was in compliance with all debt covenants as of September 30, 2011.

7.      INCOME TAXES

For the three and nine months ended September 30, 2011, the Company’s effective income tax rate of 29.7% and 32.6% of pretax income, respectively, differed from the federal statutory rate of 35.0% due primarily to temporary timing differences.

Prior to the Company’s acquisition by Piper, on December 1, 2010, all of the net income from the Company’s subsidiaries, First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. passed through to the then-limited partners of each of the Company’s subsidiaries and the Company, therefore, had no corporate tax obligation to record.  Had the acquisition by Piper occurred on January 1, 2010, the Company would have incurred the following pro-forma income tax expense for the three and nine months ended September 30, 2010:

	Pro Forma for the	Pro Forma for the
	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Current Taxes	$360,269	$2,878,359

Deferred Taxes	-	-
Total	$360,269	$2,878,359

8.      STOCKHOLDER’S EQUITY

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

During the nine months ended September 30, 2010, the Company made distributions to its limited partner unitholders, while the Company’s subsidiaries were owned by those limited partner unitholders prior to their acquisition by Piper totaling $6,556,875.  The Company has treated these distributions as deemed dividends for financial reporting purposes.

On February 23, 2011, the Company declared a special dividend on its Common Stock of $0.0125 per share.  The record date for this distribution was March 7, 2011, and the payment date was March 8, 2011.  The total dividend paid was $500,000.  As the Company had no accumulated earnings at the date of declaration, this dividend was treated as a liquidating dividend and recorded as a reduction of additional paid-in capital rather than accumulated deficit.

On March 23, 2011, the Company issued 250,000 shares of common stock to the Company’s Vice President, Finance for services rendered.  These shares were valued at $468,914, based on the Company’s estimate of the fair market value of its Common Shares on that date.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

On July 15, 2011, the Company entered into an Agreement with RedChip Companies Inc. (“RedChip”) with respect to the provision of investor relation services by RedChip to the Company.  In consideration of the Agreement, the Company issued 100,000 shares of the Company’s Common Stock to RedChip.  These shares were valued at $187,566, based on the Company’s estimate of the fair market value of its Common Shares on that date.

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

9.      RELATED PARTY TRANSACTIONS

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

During the nine months ended September 30, 2011 and 2010, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where the Company retained the services of First Surgical Partners, LLC to assist the Company in managing and conducting day-to-day business and services.  The First Surgical Woodlands, L.P. agreement was executed on February 1, 2005, with a term of five years and shall automatically renew for one additional two year period unless otherwise terminated.  The First Street Hospital, L.P. agreement was executed on July 25, 2006, with a term of ten years and shall automatically renew for one additional two year period unless otherwise terminated.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  For the three months ended September 30, 2011 and 2010, the partnerships incurred a total of $484,452 and $441,542, respectively, and for the nine months ended September 30, 2011 and 2010, the partnerships incurred a total of $1,404,520 and $1,401,306, respectively, in management fees to First Surgical Partners, LLC.

On June 1, 2006, First Street Surgical Center, L.P. entered into a $700,000 long-term line of credit with the Company’s Chairman.  The line of credit bears interest at 6.0% per annum, matures on May 31, 2014 and is unsecured.  As of September 30, 2011 and December 31, 2010, the Company owed $336,119 and $321,365, respectively on the line of credit.  The Company recognized total interest expense of $4,992 and $4,702 during the three months ended September 30, 2011 and 2010, respectively, and total interest expense of $14,754 and $13,897 during the nine months ended September 30, 2011 and 2010, respectively, on this note.

On April 1, 2003, First Street Surgical Center, LP entered into a building lease with the Company’s Chairman.  The building lease was for an initial term of 10 years from the commencement date followed by an option to extend the initial ten year term by two consecutive five year terms.  The lease agreement called for minimum monthly lease payments of $23,000 per month, subject to escalation to reflect increases in the consumer price index. During the three and nine months ended September 30, 2011, First Street Surgical Center, LP paid $89,163 and $249,483, respectively, and during the three and nine months ended September 30, 2010, First Street Surgical Center, LP paid $80,160 and $240,480, respectively, in lease payments on this lease.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On September 17, 2006, First Street Hospital, LP entered into a building lease with the Company’s Chairman.  The building lease was for an initial term of 10 years from the commencement date followed by an option to extend the initial ten year term by two consecutive ten year terms. This original lease agreement calls for minimum monthly lease payments of $39,400 per month, subject to escalation to reflect increases in the consumer price index.  During 2010, the hospital expanded its square footage by 23,000, adding 14 beds and two operating rooms.  The expansion was opened for surgical procedures on December 15, 2010.  As of September 30, 2011, a lease document or an amendment to the original lease had not been finalized or signed.  A market rent study is being performed by an independent real estate firm, whom we engaged July 7, 2011, to assist us in determining a fair rental value for the expansion.  The expansion project was funded 100% by First Street Hospital for $5,502,660, of which $4,439,150 was financed under long-term notes.  During the three and nine months ended September 30, 2011, First Street Hospital, LP paid $129,078 and $384,336, respectively, and during the three and nine months ended September 30, 2010, First Street Hospital, LP paid $127,629 and $382,887, respectively, in lease payments on this lease.

10.      COMMITMENTS AND CONTINGENCIES

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

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

The Company made payments totaling $1.2 million and $3.6 million during each of the three and nine months ended September 30, 2011 and 2010, respectively.

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

On January 7, 2011, Aetna Health Inc. and Aetna Life Insurance Company filed a petition in the District Court of Harris County, Texas (Case Number 201101291) against First Street Hospital, L.P. (“FSH”) and St. Michael’s Emergency Center LLC (“SMEC”), an affiliate of FSH, primarily claiming fraud/fraudulent non-disclosure and negligent misrepresentation and seeking damages, expenses and attorneys’ fees in connection with the billing practices associated with the affiliation agreement between FSH and SMEC whereby FSH’s off-campus emergency departments are improperly submitting facility fee claims under FSH’s tax identification number.  Aetna is claiming that FSH and SMEC are not properly or sufficiently integrated and affiliated and, as a result, such facility fee claims are fraudulent when submitted under FSH’s tax identification number.   On February 14, 2011, FSH filed its original answer denying all allegations.  Further, on March 2, 2011, FSH filed a Motion to Dismiss arguing that only federal courts have jurisdiction over ERISA matters.  In response to the Motion to Dismiss, on April 7, 2011, Aetna Life Insurance Company segregated its claims and filed an additional lawsuit with the United States District Court for the Southern District of Texas (Houston Division) (Case Number 4:11-cv-01341) against FSH and SMEC primarily claiming fraud/fraudulent non-disclosure and negligent misrepresentation and seeking damages, expenses and attorneys’ fees in connection with the billing practices associated with the affiliation agreement between FSH and SMEC.   On April 29, 2011, FSH filed a Motion to Dismiss with the United States District Court for the Southern District of Texas (Houston Division) seeking to dismiss all claims based on state law as such claims are preempted by Federal law and seeking to dismiss all claims based on fraud and negligent misrepresentation as the claimant had not specifically plead facts supporting fraudulent knowledge and intent.  In April 2011, Aetna Health Inc. and Aetna Life Insurance Company filed a First Amended Petition in the District Court of Harris County, Texas.  On July 19, 2011, Aetna filed a second amended petition in the District Court of Harris County, Texas, adding FSH’s other affiliated off-campus emergency departments (i.e., Bellaire Emergency Center, LLC, Emergency Healthcare Partners, LP, Preferred Emergency Room LP, River Oaks Emergency Center, LLC, and Shertx, LLC), alleging that FSH’s affiliation with these other departments give rise to the same claims as FSH’s affiliation with SMEC.  Aetna also added three other parties which participated in the negotiation and formation of the affiliations between FSH and its affiliated off-campus emergency departments, claiming they are part of a conspiracy to defraud Aetna (i.e., Diane Crumley and her related entities Premier Health Services and Vital Weight Control, Inc.).  A similar amendment adding the foregoing new parties in the action pending before the United States District Court for the Southern District of Texas (Houston Division) was made on September 14, 2011.  Discovery in these matters is ongoing.  An estimate of the amount or range of loss or possible loss cannot be made at this time.  Although the lawsuits as currently pled are not clear regarding damages, the Original Petition filed by Aetna Health Inc. and Aetna Life Insurance Company in District Court of Harris County, Texas alleged total damages of $16.0 million in wrongfully submitted insurance claims, excluding punitive damages and attorney fees.  FSH has denied all claims and intends to continue to vigorously defend these claims.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES
(FORMERLY, ARKSON NUTRACEUTICALS, INC.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11.      SUBSEQUENT EVENTS

On November 10, 2011, the Company declared a quarterly dividend on its Common Stock of $0.0225 per share.  The record date for this distribution was November 11, 2011, and the dividend was paid on November 14, 2011.  The total dividend paid was $917,964.

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

We have over 30 affiliated physicians, which are shareholders of the company, who provide medical care and surgical services to our patients.  In addition, there are an additional 65 non-affiliated physicians that use our locations for surgical procedures, many with great frequency.  With the total count of surgeons exceeding ninety, as of September 30, 2011, 30.5% are shareholders or affiliated surgeons and 69.5% are non-owners or non-affiliates.  We believe surgeons choose to perform surgeries at First Surgical because of (1) the input and control they have over the facilities’ operations, (2) the quality of the facilities, (3) the well trained staff, (4) the reputations of the other surgeons using the facilities, and (5) the well respected, financially disciplined management team.  Since our formation in 2002, we have partnered with the best surgeons in their specialties covering the greater Houston area.  Since inception, these physicians (affiliated and non-affiliated) have performed nearly 43,000 procedures and the number of procedures performed each year continues to grow.

The affiliated surgeons consider our facilities as their main place to perform surgeries and as a result represented about 59.2% of our revenue for the nine months ended September 30, 2011.  Non-affiliated surgeons represented about 40.1% of the revenue for the nine months ended September 30, 2011.  We expect the mix of unaffiliated and affiliated surgeons and the percentage of revenue generated by each of these groups to continue in the near future.  All surgeons bill for their professional component separately and none of that revenue is reported by First Surgical.  The main source of revenue for First Surgical is the facility fee component which is billed and collected under each facility upon completion of surgery.  We plan on expanding the revenue generated by non-affiliated surgeons by introducing new technical innovations in spine, bariatrics, orthopedics and reconstructive surgery, which we believe will attract non-affiliated surgeons.  We are also currently evaluating the adoption of a physician stock purchase plan, which will allow physicians to purchase equity in our company.  We have engaged various experts to advise on the legality of such plan in light of the Stark and Anti-kickback regulations.  As a result, until such analysis is finalized, we are uncertain if we will be able to adopt such plan in the near future or ever.  In addition, the startup and development of surgical centers and the acquisition of hospitals in competitive markets we believe will allow for our company’s growth and expansion of business through the addition of non-affiliated and affiliated surgeons.  The risks associated with this aspect include surgeons’ practices not growing or even slowing down, competition for surgeons to join other facilities in the market, our inability to acquire existing facilities for business reasons, our inability to start or acquire new facilities as a result of various government regulations and the lack of interest in the new and innovative technology, which all may have a negative impact on our operations including the facility fees generated by both the affiliated and non-affiliated surgeons.  Further, if we are unable to adopt a physician stock purchase plan, we will be unable to expand our pool of affiliated surgeons.  As affiliated surgeons have historically generated a significant portion of our revenue, any future revenue growth will be limited if we do not implement such plan.

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

Payor Mix

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

The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Medicare	1.54%	4.98%	3.49%	5.98%

Worker's Compensation	7.74%	3.85%	6.37%	2.93%

Commercial Carriers	78.72%	84.12%	77.43%	82.72%

Other (self pays, hardships, etc.)	12.00%	7.05%	12.71%	8.37%

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Note 2 to our unaudited Consolidated Condensed Financial Statements as of  and for the nine months ended September 30, 2011, provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting principles in the United States.  Certain of our accounting policies are critical to understanding our Consolidated Financial Statements because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.  We believe that the application of the accounting policies described in the following paragraphs is highly dependent on critical estimates and assumptions that are inherently uncertain and highly susceptible to change.  For all of these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment.  On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below.

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

Other Matters

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of our Consolidated Financial Statements.  All of our significant accounting policies are further described in Note 2 to our unaudited Consolidated Financial Statements as of and for the nine months ended September 30, 2011, in this Form 10-Q.  The policies described in Note 2 often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance and are frequently reexamined by accounting standards setters and regulators.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net Revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Salaries and Benefits	23.4%	26.5%	26.3%	22.8%
Medical Supplies	18.3%	18.8%	19.9%	17.5%
Bariatric Program Sponsorship	8.7%	12.5%	9.3%	10.4%
Management Fees	3.5%	4.6%	3.6%	4.1%
Rent	3.3%	5.2%	3.8%	4.0%
Depreciation and Amortization	4.1%	3.4%	4.2%	2.9%
Other Operating Expenses	17.0%	16.2%	16.8%	12.7%
Total Operating Expenses	78.3%	87.1%	84.0%	74.4%

Other Income and Expenses
Interest Expense, net	(2.4%)	(2.2%)	(2.4%)	(1.9%)
Total Other Income and Expenses	(2.4%)	(2.2%)	(2.4%)	(1.9%)

Income Before Income Taxes	19.3%	10.7%	13.6%	23.8%

Income Taxes	6.2%	0.0%	4.6%	0.0%
Net Income	13.2%	10.7%	9.0%	23.8%

Three Months Ended September 30, 2011, as Compared to Three Months Ended September 30, 2010

Our net revenue increased $4,216,294 or 43.9%, to $13,826,508 for the three months ended September 30, 2011, as compared to $9,610,214 for the comparable period in the prior year.  Our total cases increased to 1,698 for the three months ended September 30, 2011, as compared to 1,484 for the three months ended September 30, 2010; and specifically our hospital cases increased by 143 from 474 cases during the three months ended September 30, 2010, to 617 for the three months ended September 30, 2011.  In addition to the absolute increase in cases between the two periods, our revenue was also favorably impacted by an increase in our specialty procedures that have a higher remunerative net revenue potential.  In particular, for the three months ended September 30, 2011, there was an increase of 93 more general surgical cases, 79 more plastic reconstructive cases and 37 more neurological/orthopedic cases.

Salaries and benefits increased $695,023 or 27.3%, to $3,239,553 for the three months ended September 30, 2011, as compared to $2,544,530 for 2010.  The increase was primarily attributable to: (i) the aforementioned higher case volume under the hospital; (ii) the need for new hospital clinical and administrative staffing to assist in accommodating the hospital expansion of two additional operating rooms and 14 additional beds; (iii) the need to hire additional support staff for the accounting department, and (iv) increased premium expense for the Company’s employee health insurance.

Medical supplies increased $725,713, or 40.2%, to $2,533,212 for the three months ended September 30, 2011, as compared to $1,807,499 for 2010.  This increase was due to the higher case volume for the quarter, particularly with respect to the aforementioned hospital case increases (general surgery, plastics, and neurological/orthopedics) which all have higher supply use.

Our Bariatric Program Sponsorship fees were unchanged between the two periods, at $1,200,000 per quarter.

During the three months ended September 30, 2011 and 2010, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where we retained the services of First Surgical Partners, LLC to assist us in managing and conducting day-to-day business and services.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  These fees were comparable between the two quarters.

Depreciation and amortization expense increased $241,588, or 74.7%, to $564,831 for the three months ended September 30, 2011, as compared to $323,243 for 2010.  This increase was attributable primarily to the hospital expansion leasehold improvements and equipment, furniture and fixtures needed to complete the expansion and open it for its intended use.  Those fixed assets were placed in service December 2010.

Our other operating expenses increased by $786,693, or 50.5%, to $2,343,708 for the three months ended September 30, 2011, as compared to $1,557,015 for 2010.  This increase was primarily attributable to legal and professional fees associated with our public company filings.

We recorded net interest expense of $328,280 for the three months ended September 30, 2011, as compared to $210,743 for 2010, or an increase of 55.8%. This increase was primarily a result of additional debt incurred in our hospital expansion.

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

Pro Forma for the Three Months Ended September 30, 2010
Current Taxes	$360,269
Deferred Taxes	-
Total	$360,269

Nine Months Ended September 30, 2011, as Compared to Nine Months Ended September 30, 2010

Our net revenue increased $4,000,498 or 11.6%, to $38,599,962 for the nine months ended September 30, 2011, as compared to $34,599,464 for the comparable period in the prior year.  As noted above with respect to the three month period ended September 30, 2011, total cases also increased during the year-to-date period to 4,835 for the nine months ended September 30, 2011, as compared to 4,527 for the nine months ended September 30, 2010; and specifically our hospital cases increased by 333 from 1,350 cases for the nine months ended September 30, 2010, to 1,683 for the nine months ended September 30, 2011.  As with the three month period comparison, in addition to the overall increase in caseload, the nature of our mix of specialty procedures performed between the two periods also contributed to the overall increase in revenue.

Salaries and benefits increased $2,264,180 or 28.8%, to $10,137,810 for the nine months ended September 30, 2011, as compared to $7,873,630 for 2010.  During the nine months ended September 30, 2011, we issued 250,000 shares of our Common Stock to our Vice President, Finance for services rendered.  These shares were valued at $468,914, based on the Company’s estimate of the fair market value of its Common Shares on that date, and included as a component of our 2011 salaries and benefit expense.  The balance of the increase was primarily attributable to: (i) the aforementioned higher case volume under the hospital; (ii) the need for new hospital clinical and administrative staffing to assist in accommodating the hospital expansion of two additional operating rooms and 14 additional beds; (iii) the need to hire additional support staff for the accounting department, and (iv) increased premium expense for the Company’s employee health insurance.

Medical supplies increased $1,631,060, or 27.0%, to $7,668,861 for the nine months ended September 30, 2011, as compared to $6,037,801 for 2010.  This increase was attributable to the increased caseload noted above.

Our Bariatric Program Sponsorship fees were unchanged at $3,600,000 for each period.

During the nine months ended September 30, 2011 and 2010, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where we retained the services of First Surgical Partners, LLC to assist us in managing and conducting day-to-day business and services.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  These fees were comparable between the two periods presented.

Depreciation and amortization expense increased $620,143, or 60.9%, to $1,637,637 for the nine months ended September 30, 2011, as compared to $1,017,494 for 2010.  This increase was attributable primarily to the hospital expansion leasehold improvements and equipment, furniture and fixtures needed to complete the expansion and open it for its intended use.  Those fixed assets were placed in service December 2010.

Our other operating expenses increased by $2,101,346, or 47.8%, to $6,501,909 for the nine months ended September 30, 2011, as compared to $4,400,563 for 2010.  This increase was primarily attributable to a $750,262 charge associated with 400,000 shares of our Common Stock issued to settle all disputes we had with a provider of capital markets consulting and investor relations services.  The remainder of the increase was attributable to legal and professional fees associated with our public company filings.

We recorded net interest expense of $940,867 for the nine months ended September 30, 2011, as compared to $649,711 for 2010, or an increase of 44.8%. This increase was primarily a result of additional debt incurred in our hospital expansion.

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

Pro Forma for the Nine Months Ended September 30, 2010
Current Taxes	$2,878,359
Deferred Taxes	-
Total	$2,878,359

We anticipate that our effective tax rate will be approximately 35% for 2011.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our credit lines and long-term debt.

As of September 30, 2011, we had $993,970 of cash and cash equivalents on hand as compared to $266,708 at December 31, 2010.  Additionally, we had net working capital of $9,484,891 at September 30, 2011, a decrease of $399,208 from our net working capital balance of $9,884,099 at December 31, 2010.

We were provided $1,695,503 of cash in operating activities for the nine months ended September 30, 2011, as compared to cash provided by operating activities of $8,531,405 for the nine months ended September 30, 2010.  This decrease was primarily attributable to our decrease in net income between the periods.

We used $840,323 and $3,462,659 of cash for investing activities during the nine months ended September 30, 2011 and 2010, respectively.  These expenditures were primarily related to leasehold improvements and equipment purchases associated with our hospital expansion project, as well as initial expenditures on the construction of our hospital expansion in 2010.

During the nine months ended September 30, 2011, we used $127,918 of cash in financing activities as advances under our lines of credit and long term debt were offset by partial repayments on those borrowing as well as our dividends.  During the nine months ended September 30, 2010, we used $4,548,548 of cash in financing, as advances under our lines of credit and long term debt were offset by partial repayments on those borrowing as well as our partner distributions during that period.

As of September 30, 2011, we had $228,951 available to us under our various credit lines.  We monitor the financial strength of our depositories, creditors, insurance carriers, and other counterparties using publicly available information, as well as qualitative inputs.  Based on our current borrowing capacity and compliance with the financial covenants under our credit agreements, we do not believe there is significant risk in our ability to make draws under our various credit lines, if needed.  However, no such assurances can be provided.

As of September 30, 2011, we have scheduled principal payments of $1,223,272 during the next twelve months, related to long-term debt and capital lease obligations (see Note 6, Long-term Debt and Capital Lease Obligations , in the accompanying unaudited consolidated financial statements as of and for the nine months ended September 30, 2011).  We do not believe we face near-term refinancing risk.  Our credit agreements governing the vast majority of our secured borrowings contain financial covenants that include a leverage ratio.  As of September 30, 2011, we were in compliance with the covenants under our various credit agreements.  If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreements.  Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time.

Contractual Obligations

Long Term Debt

At September 30, 2011, our long-term debt consisted of the following:

•
First Street Hospital, L.P. issued a secured promissory note in the original amount of $7,822,256 on January 8, 2008, to a financial institution (the “2008 FSH Note Payable”).  The 2008 FSH Note Payable bears interest at 7.70% per annum and matures on January 8, 2013.  The note calls for monthly interest and principal payments of $73,747, with a balloon payment due on January 8, 2013, of $6,162,583.  As of September 30, 2011, the Company owed $6,611,018 on the 2008 FSH Note Payable.

•
On May 4, 2010, First Street Hospital, L.P. entered into a secured construction loan agreement (the “2010 Construction Loan”) with a financial institution.  Total advances under the loan agreement were $4,439,150, of which $4,366,470 remained outstanding at September 30, 2011.  The note calls for monthly interest and principal payments ranging from approximately $24,507 to $38,907, with a balloon payment due on May 4, 2013, of $4,099,241.  The note bears interest at 6.50% per annum.

•
In connection with the issuance of the 2010 Construction Loan facility, on November 30, 2010, First Street Hospital, L.P. entered into a secured promissory note (the “2010 Equipment Loan”) providing for a total principal amount of $1,863,062 with a financial institution.  As of September 30, 2011, the Company had $1,863,062 outstanding on the 2010 Equipment Loan. The note calls for monthly interest and principal payments ranging from approximately $9,419 to $27,753, with a balloon payment due on November 30, 2013, of $1,442,988.  The note bears interest at 6.50% per annum.

•
First Street Surgical Center, L.P. issued a secured promissory note in the original amount of $1,652,030 on January 8, 2008, to a financial institution.  The note bears interest at 7.70% per annum and matures on January 8, 2013.  The note calls for monthly interest and principal payments of $15,502.88, with a balloon payment due on January 8, 2013, of $1,301,513.  As of September 30, 2011, the Company owed $1,396,232 on the note.

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

Management Fees

Both First Street Hospital, L.P. and First Surgical Woodlands, L.P. hold management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where we retained the services of First Surgical Partners, LLC to assist us in managing and conducting day-to-day business and services.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  For the three and nine months ended September 30, 2011, these fees totaled $484,452 and $1,404,520, respectively.  The management agreements are currently in effect and we will continue to pay such fees under the agreed upon terms set forth therein.  The First Surgical Woodlands LP agreement was executed on February 1, 2005 with a term of five years and automatically renews for one additional two year period unless otherwise terminated in writing by either party.  The First Street Hospital LP agreement was executed on July 25, 2006 with a term of ten years and automatically renews for an additional two year period unless otherwise terminated unless otherwise terminated in writing by either party.

Off-Balance Sheet Arrangements

At September 30, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer (our Principal Executive Officer) and our Vice President, Finance (our Principal Financial and Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer (our Principal Executive Officer) and our Vice President, Finance (our Principal Financial and Accounting Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 7, 2011, Aetna Health Inc. and Aetna Life Insurance Company filed a petition in the District Court of Harris County, Texas (Case Number 201101291) against First Street Hospital, L.P. (“FSH”) and St. Michael’s Emergency Center LLC (“SMEC”), an affiliate of FSH, primarily claiming fraud/fraudulent non-disclosure and negligent misrepresentation and seeking damages, expenses and attorneys’ fees in connection with the billing practices associated with the affiliation agreement between FSH and SMEC whereby FSH’s off-campus emergency departments are improperly submitting facility fee claims under FSH’s tax identification number.  Aetna is claiming that FSH and SMEC are not properly or sufficiently integrated and affiliated and, as a result, such facility fee claims are fraudulent when submitted under FSH’s tax identification number.   On February 14, 2011, FSH filed its original answer denying all allegations.  Further, on March 2, 2011, FSH filed a Motion to Dismiss arguing that only federal courts have jurisdiction over ERISA matters.  In response to the Motion to Dismiss, on April 7, 2011, Aetna Life Insurance Company segregated its claims and filed an additional lawsuit with the United States District Court for the Southern District of Texas (Houston Division) (Case Number 4:11-cv-01341) against FSH and SMEC primarily claiming fraud/fraudulent non-disclosure and negligent misrepresentation and seeking damages, expenses and attorneys’ fees in connection with the billing practices associated with the affiliation agreement between FSH and SMEC.   On April 29, 2011, FSH filed a Motion to Dismiss with the United States District Court for the Southern District of Texas (Houston Division) seeking to dismiss all claims based on state law as such claims are preempted by Federal law and seeking to dismiss all claims based on fraud and negligent misrepresentation as the claimant had not specifically plead facts supporting fraudulent knowledge and intent.  In April 2011, Aetna Health Inc. and Aetna Life Insurance Company filed a First Amended Petition in the District Court of Harris County, Texas.  On July 19, 2011, Aetna filed a second amended petition in the District Court of Harris County, Texas, adding FSH’s other affiliated off-campus emergency departments (i.e., Bellaire Emergency Center, LLC, Emergency Healthcare Partners, LP, Preferred Emergency Room LP, River Oaks Emergency Center, LLC, and Shertx, LLC), alleging that FSH’s affiliation with these other departments give rise to the same claims as FSH’s affiliation with SMEC.  Aetna also added three other parties which participated in the negotiation and formation of the affiliations between FSH and its affiliated off-campus emergency departments, claiming they are part of a conspiracy to defraud Aetna (i.e., Diane Crumley and her related entities Premier Health Services and Vital Weight Control, Inc.).  A similar amendment adding the foregoing new parties in the action pending before the United States District Court for the Southern District of Texas (Houston Division) was made on September 14, 2011.  Discovery in these matters is ongoing.  An estimate of the amount or range of loss or possible loss cannot be made at this time.  Although the lawsuits as currently pled are not clear regarding damages, the Original Petition filed by Aetna Health Inc. and Aetna Life Insurance Company in District Court of Harris County, Texas alleged total damages of $16.0 million in wrongfully submitted insurance claims, excluding punitive damages and attorney fees.  FSH has denied all claims and intends to continue to vigorously defend these claims.

Item 1A. Risk Factors

       Please refer to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2011, the Company entered into an Agreement with RedChip Companies Inc. (“RedChip”) with respect to the provision of investor relation services by RedChip to the Company.  In consideration of the Agreement, the Company issued 100,000 shares of the Company’s Common Stock to RedChip.

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

FIRST SURGICAL PARTNERS INC.

Date: November 14, 2011	/s/ Anthony F. Rotondo
Name: Anthony F. Rotondo
Title: President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Don Knight
Name: Don Knight
Title: Vice President, Finance (Principal Financial Officer)