Form 10-K
period 2011-12-31
First Surgical Partners Inc.
filed 2012-03-30
CIK 1389413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	[ ] to [ ]

Commission file number	000-52458

FIRST SURGICAL PARTNERS INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0383940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 First Street, Bellaire, TX	77401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	713-665-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

$0.0001 Common Stock
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2011, the last business day of the Company’s most recently completed second fiscal quarter, was $66,000,060 based on the closing price of the Company’s Common Stock at that date of $15.00. For purposes of this computation, all executive officers, directors and shareholders holding in excess of 10% of the issued and outstanding shares of Common Stock, and shareholders holding shares that are directly or indirectly controlled by executive officers or directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors and shareholders holding in excess of 10% of the issued and outstanding shares of Common Stock are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date.

40,873,393 shares of Common Stock as of March 23, 2012

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States.

As used in this current report and unless otherwise indicated, the terms “Company”, "we", "us", "our", “Arkson” and "First Surgical" mean First Surgical Partners Inc. and our wholly-owned subsidiaries.

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

On November 4, 2010, we entered into a Contribution Agreement with the shareholders of First Surgical Texas, Inc. (f/k/a Piper Acquisition III, Inc.), a Nevada corporation (“First Surgical Texas”), each of which are accredited investors (“First Surgical Texas Shareholders”) pursuant to which the First Surgical Texas Shareholders agreed to contribute 100% of the outstanding securities of First Surgical Texas in exchange for 39,964,346 shares of the Common Stock, $0.001 par value, (“Common Stock”) of the Company (the “First Surgical Texas Contribution”).  On November 24, 2010, we entered an agreement with First Surgical Texas to extend the closing date to December 31, 2010, in consideration of a payment of $7,500.  The First Surgical Texas Contribution closed on December 31, 2010.  First Surgical Texas was incorporated in the State of Nevada on August 26, 2008.

Following the First Surgical Texas Contribution, the First Surgical Texas Shareholders controlled the majority of our outstanding Common Stock and we effectively succeeded our otherwise minimal operations to those of First Surgical Texas. Accordingly, First Surgical Texas was considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of First Surgical Texas securities for our net monetary assets, which were deminimus, accompanied by a recapitalization. Accordingly, we have not recognized any goodwill or other intangible assets in connection with this transaction.  First Surgical Texas is the surviving and continuing entity and the historical financials following the reverse merger transaction are those of First Surgical Texas.

From July 1, 2001, until December 31, 2010, we were inactive and we were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of First Surgical Texas.  As a result of such acquisition, our operations our now focused on the ownership and operation of two ambulatory surgery centers (each an “ASC”) and a general acute care hospital. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

Prior to the closing of the First Surgical Texas Contribution on December 31, 2010, First Surgical Texas acquired First Street Surgical Center, L.P. (“FSSC”), First Surgical Woodlands, L.P. (“FSW”), and First Street Hospital, L.P. (“FSH”) (collectively, the “Subsidiaries”) from the former partners of the Subsidiaries (the “Former Partners”) pursuant to the Contribution Agreement entered between First Surgical Texas, the Subsidiaries and the Former Partners on December 1, 2010 (the “Subsidiary Contribution”).  The Subsidiary Contribution closed on December 1, 2010, pursuant to which First Surgical Texas issued 36,000,002 shares of Common Stock in consideration of acquiring a 100% interest in each of the Subsidiaries. In expectation of First Surgical Texas acquiring the Subsidiaries, and in order to expedite the closing, the Company elected to enter the Contribution Agreement with First Surgical Texas prior to First Surgical Texas acquiring the Subsidiaries. First Surgical Texas subsequently acquired the Subsidiaries on December 1, 2010, and the Company then acquired First Surgical Texas on December 31, 2010. FSSC, FSW and FSH are each limited partnerships formed in the State of Texas on December 6, 2002, April 1, 2005, and March 17, 2006, respectively.

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

Our Current Business

Overview

We operate two ambulatory ASCs and a general acute care hospital in the Houston area.  We partner with top surgeons in the local medical community to perform non-life-threatening surgeries at these locations. A portion of the surgeons that utilize our facilities also own securities in our company (“affiliated surgeons”). However, there is no restriction mandating that only affiliated surgeons utilize our facilities. As such, non-affiliated surgeons continue to utilize our facilities for the reasons described below which are focused on providing our surgeons with the ability to operate in a manner whereby their time and profit is maximized.  All surgeons bill for their professional component separately and none of that revenue is reported by the Company. Our main source of revenue is the facility fee component which is billed and collected under each facility upon completion of surgery.

For the year ended December 31, 2011, with a total count of 102 surgeons utilizing our facilities, 32.4% represent affiliated surgeons and 67.6% represent non-affiliated surgeons. Affiliated surgeons generated 61.7% of our revenues for the year ended December 31, 2011. The remaining balance of the revenue for the year ended December 31, 2011, or 38.3%, was generated by non-affiliated surgeons. We expect the mix of non-affiliated surgeons and affiliated surgeons and the percentage of revenue generated by each of these groups to remain approximately the same in the near future.

We intend to further develop our business and generate additional revenue through the following:

•	the expansion of our non-affiliated surgeon base by introducing new technical innovations in spine, bariatrics, orthopedics and reconstructive surgery;

•	subject to compliance with government regulations, the expansion of our affiliated surgeon base with use of our physician stock purchase plan; and

•	the startup and development of surgical centers and the acquisition of hospitals in competitive markets.

The risks associated with our plan to grow our business include surgeons’ practices stagnating or even slowing down and competition for surgeons to join other facilities in the market, which would limit our facility fees. Our inability to acquire existing facilities for business reasons or our inability to start or acquire new facilities as a result of various government regulations will also limit our plan of operations. Further, the lack of interest in new and innovative technology utilized by our facilities may have a negative impact on our operations including the facility fees generated by both the affiliated surgeons and non-affiliated surgeons. For a full discussion on these and other risk factors that may adversely affect our business see “Item 1A. Risk Factors” below.

The procedures performed include bariatric, reconstructive and cosmetic plastics, orthopedics, pain management, neurosurgery and podiatry, all of which are often completed on an outpatient or short stay basis.  Each of our facilities resides within its own limited partnership, which we wholly own.  Since inception, and as of December 31, 2011, the surgeons utilizing our facilities have performed nearly 45,000 procedures.  Our Subsidiaries, FSSC, FSW and FSH commenced operations in the State of Texas in 2003, 2005 and 2006, respectively.

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

Our strategy to accomplish our primary goal is to continue to grow our revenues by attracting top quality surgeons, expanding our presence in the state of Texas, expand into additional markets selectively and enhance operating efficiencies.

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

Our two ambulatory surgery centers and the general acute care hospital are licensed by the Texas Department of State Health Services Regulatory Licensing Unit. Further, our ambulatory surgery centers are licensed to provide prescriptions and medications, use radiation equipment and provide outpatient surgery services in the State of Texas by the Department of Health Ambulatory Surgical Centers, Board of Pharmacy, Department of Public Safety and Department of Health-Bureau of Radiation Control.  In addition, all of our facilities are Centers for Medicare & Medicaid Services (“CMS”) certified, allowing them to be reimbursed by the Medicare.

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

Enhance operating efficiencies

Once we acquire a new facility, we will attempt to integrate it into our existing network by implementing a specific action plan to support the local management team and incorporate the new facility into our group purchasing contracts. See “Risk Factors – Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.”

Case Mix

The following table sets forth the percentage of the internally reported case volume of our facilities from each of the following specialties for the year ended December 31, 2011:

Specialty	Percentage

Orthopedics	24.10%
Reconstructive and Cosmetic Plastics	23.52%
Bariatric and General Surgery	23.29%
Neurosurgery	10.43%
Podiatry	6.95%
Pain Management	5.38%
Gynecology and Urology	3.91%
ENT	2.42%

Payor Mix

The following table sets forth the percentage of the internally reported case volume for the year ended December 31, 2011, from each of the following payors:

Payor	Percentage

Medicare	18.19%
Workers' Compensation	6.64%
Commercial Carriers	49.90%
Other (self pays, hardships, etc.)	25.27%

Competition

We have three primary competitors in the greater Houston area:

•	North Cypress Medical Center;

•	United Surgical Partners International; and

•	Foundation Surgery Affiliates

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

Medicare payments for procedures performed at short stay surgical facilities are not based on costs or reasonable charges. Instead, Medicare prospectively determines fixed payment amounts for procedures performed at short stay surgical facilities. These amounts are adjusted for regional wage variations.  For the year ended December 31, 2011, less than 6.0% of our revenue is attributable to payments received from the Medicare and Medicaid programs.

In order to participate in the Medicare program, our short stay surgical facilities and hospital must satisfy a set of regulations known as “Conditions of Participation.” Each facility can individually meet this requirement through accreditation with the Joint Commission on Accreditation of Healthcare Organizations or other CMS-approved accreditation organizations, or through direct surveys at the direction of CMS. All of our short stay surgical facilities and our hospital are certified to participate in the Medicare program. We have established ongoing quality assurance activities to monitor and strive to ensure our facilities’ compliance with these conditions of participation. Any failure by a facility to maintain compliance with these Conditions of Participation as determined by a survey could result in the loss of the facility’s provider agreement with CMS, which would prohibit reimbursement for services rendered to Medicare or Medicaid beneficiaries until such time as the facility is found to be back in compliance with the Conditions of Participation.

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

As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our short stay surgical facilities. In late 2005, Congress enacted legislation that limited reimbursement for certain ambulatory surgery center procedures, to the lower of the rate for ambulatory surgery centers or the rate for hospital outpatient departments. CMS implemented this legislative change effective January 1, 2007, resulting in decreased payments for approximately 280 procedures, primarily ophthalmology, dermatology and urology procedures. As part of a Congressional mandate to revise the Medicare payment system for procedures performed in ambulatory surgery centers, CMS, in November 2007, issued a revised payment methodology for services performed in ambulatory surgery centers. The revised system was implemented on January 1, 2008, and is phased in over a four-year period. The revised system expanded the number of procedures that are covered in ambulatory surgery centers and, among other things, set the payment rate at approximately 65% of the payment for procedures that are performed in a hospital outpatient department. Beginning in 2012, ambulatory surgery centers must report data or quality measures or face reductions in their Medicare payment rates. We cannot predict at this time whether additional healthcare reform initiatives will be implemented or whether there will be other changes in the administration of government healthcare programs or the interpretation of government policies that would adversely affect our business.

Medicare’s payment for short-stay surgical procedures performed in a hospital, is based upon a prospectively determined fixed payment amount. For most covered surgical procedures, the payment rate is the product of the relative weight determined for the procedure and a conversion factor and then adjusted for variations in labor costs across geographic areas. The hospital outpatient prospective payment system conversion factor is generally higher than the conversion factor set for procedures in ASCs. Congress requires Medicare to update the conversion factor used to determine payment rates under the hospital outpatient prospective payment system annually. Medicare’s annual update to the hospital outpatient prospective payment system is equal to the hospital inpatient market basket percentage increase. Medicare thus uses a lower inflationary factor for ASC payments than for hospital surgical facilities. There is no certainty that the annual update in a given year will equal or exceed the update in the previous year. In addition, starting in calendar year 2012 for hospitals, the annual update applicable to our facilities will be reduced by a productivity adjustment. The amount of that reduction is based on the projected nationwide productivity gains over the preceding 10 years. To determine the projection, Medicare uses the Bureau of Labor Statistics 10-year moving average of changes in specified economy-wide productivity.

Our hospital is subject to other payment adjustments. Since calendar year 2008 Medicare has required hospitals to report specified hospital outpatient quality measures in order to avoid reduction in their annual payment updates. Like ASCs, hospitals that fail to report on the required measures in any year will face reductions in their Medicare payment rates in a subsequent year. In addition, Congress has authorized CMS to establish a value-based purchasing program for Medicare hospital services. CMS has implemented value-based purchasing for hospital inpatient services but has not yet done so for hospital outpatient services. Similarly, Congress has directed CMS to develop a plan to implement a value-based purchasing program for payments to ASCs, although Congress still must provide statutory authority to implement such a program for ASCs. Failure of any of our facilities to meet Medicare’s quality measures and any performance standards implemented under value-based purchasing regulations may adversely affect such facilities’ net revenues from the Medicare program.

Effective July 1, 2011, the Accountable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat Hospital-Acquired Conditions (“HACs”). Beginning in federal fiscal year 2015, the 25% of hospitals with the worst national risk-adjusted HAC rates in the previous year will receive a 1% reduction in their total inpatient operating Medicare payments. Beginning in fiscal year 2013, hospitals with excessive readmissions for conditions designated by HHS will receive a reduction of 1% in operating payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. This rate will increase by 1% each year up to 3% in federal fiscal year 2015.

Accountable Care Organizations

On October 31, 2011, CMS issued its final regulations for Accountable Care Organizations, or ACOs, which were created under the Acts and intended to allow providers, including hospitals, physicians and other designated professionals and suppliers to coordinate care for Medicare beneficiaries. This shared savings program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve certain savings benchmarks and quality performance standards will be eligible to share in a portion of the amounts saved by the Medicare program. The final regulations detail certain key characteristics of an ACO, including the scope and length of an ACO’s contract with CMS, the required governance of an ACO, the assignment of Medicare beneficiaries to an ACO, the payment models under which an ACO can share in cost savings, and the quality and other reporting requirements expected of an ACO. Under the regulations, patient and provider participation in ACOs will be voluntary. We will continue to monitor developments with the implementation of the ACO regulations and their effect on our business in order to react accordingly.

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

A violation of the anti-kickback statute constitutes a felony. Potential sanctions include imprisonment of up to five years, criminal fines of up to $25,000, civil money penalties of up to $50,000 per act plus three times the remuneration offered or three times the amount claimed and exclusion from all federally funded healthcare programs. In addition, pursuant to the Accountable Care Act, a claim submitted for items or services which violate the anti-kickback statute are actionable under the Federal Civil False Claims Act described below. The applicability of these provisions to some forms of business transactions in the healthcare industry has not yet been subject to judicial or regulatory interpretation. Moreover, several federal courts have held that the anti-kickback statute can be violated if only one purpose (not necessarily the primary purpose) of the transaction is to induce or reward a referral of business, notwithstanding other legitimate purposes. In 2010, the Accountable Care Act amended the statute to provide that an individual need not have actual knowledge of a violation or specific intent to violate the statute.

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

The anti-kickback statute contains provisions that insulate certain transactions from liability. In addition, pursuant to the provisions of the anti-kickback statute, the Health and Human Services Office of the Inspector General has also published regulations that exempt additional practices from enforcement under the anti-kickback statute. These statutory exceptions and regulations, known as “safe harbors,” if fully complied with, assure participants in particular types of arrangements that the Office of the Inspector General will not treat their participation in that arrangement as a violation of the anti-kickback statute. The safe harbors do not expand the scope of activities that the anti-kickback statute prohibits, nor do they provide that failure to satisfy the terms of a safe harbor constitutes a violation of the anti-kickback statute. The Office of the Inspector General has, however, indicated that failure to satisfy the terms of a safe harbor may subject an arrangement to increased scrutiny. Therefore, if a transaction or relationship does not fit within a safe harbor, the facts and circumstances as well as intent of the parties related to a specific transaction or relationship must be examined to determine whether or not any illegal conduct has occurred. In addition, many states, such as Texas, have similar laws.

Our Subsidiaries that are providers of services under the Medicare and Medicaid programs are subject to the anti-kickback statute.

The Office of the Inspector General has promulgated regulations setting forth certain safe harbors under the anti-kickback statute, including a safe harbor applicable to surgery centers. The surgery center safe harbor generally protects ownership or investment interests in a center by physicians who are in a position to refer patients directly to the center and perform procedures at the center on referred patients, if certain conditions are met, including that the surgery center must be Medicare Certified, the operating and recovery rooms must be devoted exclusively to the Ambulatory Surgery Center, patients must be informed of the financial interest that the referring provider has with the surgery center and Federal health care program beneficiaries must be treated in a non-discriminatory fashion. Further, the terms that the investment is offered to referring providers must not be different from terms offered to non-referring providers, distributions must be in relation to the investment capital and not in relation to the volume or value of referrals made to the entity and at least one-third of each surgeon investor’s medical practice income from all sources for the previous fiscal year or previous 12-month period must be derived from the surgeon’s performance of those procedures on the list of Medicare-covered procedures for ASCs. More specifically, the surgery center safe harbor protects any payment that is a return on an ownership or investment interest to an investor if certain standards are met in one of four categories of ambulatory surgery centers (1) surgeon-owned surgery centers, (2) single-specialty surgery centers, (3) multi-specialty surgery centers, and (4) hospital/physician surgery centers.

A number of the relationships that we have established with physicians and other healthcare providers do not fit within any of the statutory exceptions or safe harbor regulations issued by the Office of the Inspector General. Our hospital includes as partners, or members, physicians who perform surgical or other procedures at the hospital. Because physician investors in our hospital are in a position to generate referrals to the hospital, the distribution of available cash to those investors could come under scrutiny under the anti-kickback statute.  With regard to our hospital, the Office of Inspector General has not adopted any safe harbor regulations under the anti-kickback statute for physician investments in hospitals. There can be no assurances that our relationship with physician investors will not be found to violate the anti-kickback statute or that there will not be regulatory or legislative changes that prohibit physician ownership of hospitals.

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

Although we believe that our arrangements with physicians and other referral sources in our hospital and surgical facilities have been structured to comply with current law and available interpretations, there can be no assurance that all arrangements comply with an available safe harbor or that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the anti-kickback statute or other applicable laws.

Federal Physician Self-Referral Law

Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits any physician from referring patients to any entity for the furnishing of certain “designated health services” otherwise payable by Medicare or Medicaid, if the physician or an immediate family member has a financial relationship such as an ownership interest or compensation arrangement with the entity that furnishes services to Medicare beneficiaries, unless an exception applies. Persons who violate the Stark Law are subject to potential civil money penalties of up to $15,000 for each bill or claim submitted in violation of the Stark Law and up to $100,000 for each “circumvention scheme” they are found to have entered into, and potential exclusion from the Medicare and Medicaid programs. In addition, the Stark Law requires the denial (or, refund, as the case may be) of any Medicare and Medicaid payments received for designated health services that result from a prohibited referral. Pursuant to the Accountable Care Act adopted in 2010, a claim submitted for items or services which violate the Stark Law, may result in liability under the Federal Civil False Claims Act described below.

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

The Accountable Care Act also made changes to the Stark Law, effectively preventing new physician-owned hospitals after March 23, 2010, and limiting the capacity and amount of physician ownership in existing physician-owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital has physician ownership and a Medicare provider agreement as of March 23, 2010 (or, for those hospitals under development, as of December 31, 2010). Our hospital is grandfathered as it was in operation and held a Medicare provider agreement prior to March 23, 2010. However, a physician-owned hospital such as ours that meets these requirements will still be subject to restrictions that limit the hospital’s aggregate physician ownership and, with certain narrow exceptions for high Medicaid hospitals, prohibit expansion of the number of operating rooms, procedure rooms or beds. The legislation also subjects a physician-owned hospital to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements. Possible further amendments to the Stark Law, including any modification or revocation of the whole hospital exception upon which we rely in maintaining or establishing many of our relationships with physicians, could require us to change or adversely impact our relationships with physicians to own and operate a facility. There also can be no assurance that CMS will not promulgate additional regulations under the Stark Law that may change or adversely impact our arrangements with referring physicians.

False and Other Improper Claims

The federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs of up to $11,000 per claim filed plus three times the program’s loss. Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes. While the criminal statutes are generally reserved for instances of fraudulent intent, the government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances. For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard.

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

Health Information Security and Privacy Practices

The regulations promulgated under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) contain, among other measures, provisions that require many organizations, including us, to employ systems and procedures designed to protect the privacy and security of each patient’s individual healthcare information. Among the standards that the Department of Health and Human Services has adopted pursuant to HIPAA are standards for the following:

•	electronic transactions and code sets;

•	unique identifiers for providers, employers, health plans and individuals;

•	security and electronic signatures;

•	privacy;

•	breach notification; and

•	enforcement

In August 2000, the Department of Health and Human Services finalized the transaction standards, with which we comply. The transaction standards require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance advices.

The Department of Health and Human Services has also published a rule establishing standards for the privacy of individually identifiable health information, with which we comply. These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions. We are a covered entity under the final rule. The privacy standards protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed. A violation of the privacy standards, as in effect prior to the 2009 amendments discussed below, could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. The final rule also provided for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

Finally, the Department of Health and Human Services has also issued a rule establishing, in part, standards for the security of health information by health plans, healthcare clearinghouses and healthcare providers that maintain or transmit any health information in electronic form, regardless of format. We are an affected entity under the rule. These security standards require affected entities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure integrity, confidentiality and the availability of the information. The security standards were designed to protect the health information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and affected entities have the flexibility to choose their own technical solutions, the security standards required us to implement significant systems and protocols. We are also subject to these regulations and believe that we are in material compliance.

Signed into law on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) broadened the scope of the HIPAA privacy and security regulations. Among other things, the ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. Violations of the HIPPA privacy and security regulations may result in civil and criminal penalties, and the ARRA has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. The ARRA increased the amount of civil penalties, with penalties now ranging up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. In addition, the ARRA authorized state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. The ARRA also requires covered entities, such as our surgical facilities and hospital, to notify individuals and HHS of any breach of their PHI as defined under ARRA and HHS interim final rule on breach notification, and to notify the media in certain circumstances.

In addition to HIPAA, many states, including Texas, have enacted their own security and privacy provisions concerning a patient’s health information. These state privacy provisions will control whenever they provide more stringent privacy protections than HIPAA. Therefore, a health care facility could be required to meet both federal and state privacy provisions if it is located in a state with strict privacy protections.

EMTALA

Our hospital is subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law generally requires hospitals that are certified providers under Medicare to conduct a medical screening examination of every person who visits the hospital’s emergency room for treatment and, if the patient is suffering from a medical emergency, to either stabilize the patient’s condition or transfer the patient to a facility that can better handle the condition. Our obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition to any liabilities that a hospital may incur under EMTALA, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital unrelated to the rights granted under that statute.

The federal government broadly interprets EMTALA to cover situations in which patients do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to patients admitted for inpatient services; however, CMS has recently sought industry comments on the potential applicability of EMTALA to hospital inpatients and the responsibilities of hospitals with specialized capabilities, respectively. The government also has expressed its intent to investigate and enforce EMTALA violations actively in the future. We believe that we operate in substantial compliance with EMTALA.

Number of Employees

As of December 31, 2011, we had 231 employees, of which 143 were full-time employees. We consider relations with our employees to be good.

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

As a healthcare provider, we are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification, and accreditation;

•	coding and billing for services;

•	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws;

•	quality of medical care;

•	use and maintenance of medical supplies and equipment;

•	maintenance and security of medical records;

•	privacy and security of health information;

•	acquisition and dispensing of pharmaceuticals and controlled substances; and

•	disposal of medical and hazardous waste.

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

We may not be successful in obtaining financing for acquisitions at a reasonable cost, or such financing may contain restrictive covenants that limit our operating flexibility. We also may be unable to acquire surgical facilities, or successfully operate such facilities, following their acquisition.

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

As enacted, the Accountable Care Act will change how healthcare services are covered, delivered, and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. In addition, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement.

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

The current economic conditions will likely have an impact on our business. We regularly monitor quantitative as well as qualitative measures to identify changes in our business in order to react accordingly. Although we have not seen any significant trends as it relates to our case volume through December 2011, there can be no assurance that we will not be negatively impacted by the current economic conditions. The most likely impact on us will be lower case volumes as elective procedures may be deferred or cancelled, which could have a material adverse effect on our financial position, results of operations, and cash flows.

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

On August 2, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. The 2011 Act provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented which, if triggered, would result in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs starting in 2013. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress.

If we fail to effectively and timely implement electronic health record systems and transition to the ICD-10 coding system, our operations could be adversely affected.

As required by the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Secretary of HHS has developed and implemented an incentive payment program for eligible hospitals and health care professionals that adopt and meaningfully use certified EHR technology. HHS uses the Provider Enrollment, Chain and Ownership System (“PECOS”) to verify Medicare enrollment prior to making EHR incentive program payments.

We have incurred, and will continue to incur, both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of expenses will not correlate with the receipt of the incentive payments and the recognition of incentive income. If our eligible hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, eligible providers that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare, beginning in federal fiscal year 2015 for eligible hospitals. Failure to implement certified EHR systems effectively and in a timely manner could have a material, adverse effect on our financial position and results of operations.

Health plans and providers, including our hospital, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. Under current regulations, use of the ICD-10 system is required beginning October 1, 2013, but CMS has announced its intent to extend this deadline. Transition to the new ICD-10 system requires significant investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transition to ICD-10, it is possible that our hospital could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes results in conditions being reclassified to MS-DRGs or commercial payer payment groupings with lower levels of reimbursement than assigned under the previous system.

Efforts to regulate the construction, acquisition or expansion of healthcare facilities could prevent us from acquiring additional surgical facilities, renovating our existing facilities or expanding the breadth of services we offer.

In several states, you must obtain prior approval for the construction, acquisition or expansion of healthcare facilities or expansion of the services they offer. When considering whether to approve such projects, these states take into account the need for additional or expanded healthcare facilities or services. Although we have not previously been required to obtain a certificate in the State of Texas, we may not be able to obtain the certificates we need or other required approvals for additional or expanded facilities or services outside of Texas in the future. In addition, at the time we acquire a facility, we may agree to replace or expand the acquired facility. Further, over the last several years, changes in federal regulations regarding hospitals, specifically physician-owned hospitals, have created additional challenges from an operation perspective. Many of these changes have resulted in limitations, including restrictions on physician-owned start-up hospitals and limitations on expansions of grandfathered hospitals such as ours. Although the restrictions on physician-owned start-up hospitals will prevent us from developing start up hospitals with physician ownership, we may be able to acquire existing hospitals and we will be able to develop surgical centers. If we are unable to obtain the required approvals, we may not be able to acquire additional surgery centers or surgical hospitals, expand the healthcare services provided at these facilities, replace or expand acquired facilities or develop new start up hospitals, each of which could have a negative impact on our potential growth prospects, if any.

Failure to comply with federal and state statutes and regulations relating to patient privacy and electronic data security could negatively impact our financial results.

There are currently numerous federal and state statutes and regulations that address patient privacy concerns, and federal and state standards that address the maintenance of the security of electronically maintained or transmitted electronic health information and the format of transmission of such information in common health care financing information exchanges as well as require notification of a breach of privacy. These provisions are intended to enhance patient privacy and security and the effectiveness and efficiency of healthcare claims and payment transactions. In particular, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, as amended, required us to implement new systems and to adopt business procedures for transmitting health care information and for protecting the privacy and security of individually identifiable information.

We believe that we are in material compliance with existing state and federal regulations relating to patient privacy, security, breach notification, and with respect to the format for electronic health care transactions. However, if we fail to comply with the federal privacy, security and transactions and code sets regulations, we could incur significant civil and criminal penalties. Failure to comply with state laws related to privacy could, in some cases, also result in civil fines and criminal penalties.

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

As of December 31, 2011, we believe that we were in material compliance with applicable laws and regulations. However, if we fail or have failed to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored healthcare programs. A number of initiatives have been proposed during the past several years to reform various aspects of the healthcare system. In the future, different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. Current or future legislative initiatives or government regulation may have a material adverse effect on our operations or reduce the demand for our services.

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

The federal anti-kickback statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referrals for items or services payable by Medicare, Medicaid, or any other federally funded healthcare program. Additionally, the anti-kickback statute prohibits any form of remuneration in return for purchasing, leasing or ordering, or arranging for or recommending the purchasing, leasing or ordering of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The anti-kickback statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. Moreover, several federal courts have held that the anti-kickback statute can be violated if only one purpose (not necessarily the primary purpose) of a transaction is to induce or reward a referral of business, notwithstanding other legitimate purposes. In addition, in 2010, the Accountable Care Act amended the statute to provide that an individual need not have actual knowledge of a violation or specific intent to violate the statute. Violations of the anti-kickback statute may result in substantial civil or criminal penalties, including up to five years imprisonment and criminal fines of up to $25,000 and civil penalties of up to $50,000 for each violation, plus three times the remuneration involved or the amount claimed and exclusion from participation in all federally funded healthcare programs as well as potential liability under the Federal Civil False Claims Act. An exclusion, if applied to our surgery centers or surgical hospitals, could result in significant reductions in our revenues, which could have a material adverse effect on our business.

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

The Accountable Care Act also made changes to the Stark Law, effectively preventing new physician-owned hospitals after March 23, 2010, and limiting the capacity and amount of physician ownership in existing physician-owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital has physician ownership and a Medicare provider agreement as of March 23, 2010 (or, for those hospitals under development, as of December 31, 2010). Our hospital is grandfathered as it was in operation and held a Medicare provider agreement prior to March 23, 2010. However, a physician-owned hospital such as ours that meets these requirements will still be subject to restrictions that limit the hospital’s aggregate physician ownership and, with certain narrow exceptions for high Medicaid hospitals, prohibit expansion of the number of operating rooms, procedure rooms or beds. The legislation also subjects a physician-owned hospital to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements. Possible further amendments to the Stark Law, including any modification or revocation of the whole hospital exception upon which we rely in maintaining or establishing many of our relationships with physicians, could require us to change or adversely impact our relationships with physicians to own and operate a facility. There also can be no assurance that CMS will not promulgate additional regulations under the Stark Law that may change or adversely impact our arrangements with referring physicians.

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

In 2005, CMS began using RACs to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers and fees are paid to the RACs on a contingency basis. RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process. The Health Care Reform Laws expand the RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs by December 31, 2010.

Although companies in the healthcare industry have been, and may continue to be, subject to qui tam actions and government audits, we are unable to predict the impact of such actions on our business, financial position or results of operations.

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

As of March 23, 2012, our executive officers, directors and shareholders holding in excess of 5% of our issued and outstanding shares, beneficially owned over 42% of our Common Stock. In addition, as of March 23, 2012, 36,000,002 shares of our Common Stock were subject to a voting agreement that allowed our executive officers to control 88.69% of our Common Stock. Under our Articles of Incorporation and Delaware law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action.  As a result, these individuals will be able to significantly influence and control the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures by public companies designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted by public companies in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While we intend to adopt certain corporate governance measures such as a code of ethics and establish an Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors, we presently do not have any independent directors. We intend to expand our board membership in future periods to include independent directors. It is possible that if we were to have independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of Audit, Nominating and Compensation Committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by our existing Board of Directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of both corporate governance measures and independent directors in formulating their investment decisions.

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

As a smaller reporting company”, we are not required to provide the information required by this Item.

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

FSH is also located in Bellaire, Texas, directly adjacent to FSSC.  FSH is our inaugural general acute care hospital.  The FSH facility contains approximately 40,000 square feet and consists of four operating rooms, nineteen beds and an emergency room, upon completion of the Company’s hospital expansion project in 2010.  The FSH facility is staffed by physicians at all times.  On September 17, 2006, we also entered into a building lease with Dr. Jacob Varon for this facility.  The building lease is for an initial term of ten years from commencement date followed by an option to extend the initial ten year term by two consecutive ten year terms. The lease agreement calls for minimum monthly lease payments of $39,400 per month, subject to escalation to reflect increases in the consumer price index. Our current lease has not been amended to reflect the hospital expansion project we completed in 2010 as we incurred all the costs related to such expansion and have reflected such as leasehold improvements in our consolidated financial statements.

FSW is located in Woodlands, Texas.  The FSW facility contains approximately 12,000 square feet and consists of five operating rooms and ten pre-operating and recovery rooms.  We entered into a building lease with a non-related entity on September 1, 2005, which expires on the last day of August 2012.  Base rent is $30,783 per month through August 2012.

Item 3.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  Except as set forth below, we are not currently aware of any legal proceedings or claims that we believes will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

The current lawsuit stems from another lawsuit filed on January 7, 2011 by Aetna Health Inc. and Aetna Life in the District Court of Harris County, Texas (Case Number 201101291) (the “State Court Action”) against us and St. Michael’s Emergency Center, LLC (“SMEC”). SMEC is one of our off-campus emergency departments. The State Court Action primarily claimed fraud/fraudulent non-disclosure and negligent misrepresentation and sought damages, expenses and attorneys’ fees. The claims were based on the billing practices associated with the contractual affiliation agreement between us and SMEC. Under the affiliation, when a patient is treated at our off-campus emergency department, the resulting claims for facility fees and related fees are submitted to insurers for reimbursement under our tax identification number.  The State Court Action alleged that such facility fees and related fees are fraudulent and improper when submitted under our tax identification number because we and SMEC are not properly or sufficiently integrated and affiliated and because our relationship is an alleged sham. On February 14, 2011, we filed our original answer denying all allegations.  Further, on March 2, 2011, we moved to dismiss the State Court Action on the grounds that the petition raised state law claims that are preempted by the Employee Retirement Income Security Act (ERISA) and because only federal courts have jurisdiction over ERISA matters.

In response to the Motion to Dismiss, on April 7, 2011, Aetna Life segregated its claims and filed an additional lawsuit with the United States District Court for the Southern District of Texas (Houston Division) (Case Number 4:11-cv-01341) (the “Federal Court Action”) against us and SMEC asserting state law claims for fraud/fraudulent non-disclosure and negligent misrepresentation and also an ERISA claim in connection with the billing practices associated with the affiliation agreement between us and SMEC.

After filing an amended petition in the State Court Action and filing an amended complaint in the Federal Court Action, Aetna Health, Inc. and Aetna Life nonsuited the State Court Action on November 18, 2011. Aetna Health, Inc. is not a plaintiff in the Federal Court Action.

The current complaint in the Federal Court Action, the Second Amended Complaint, continues to assert claims against us and SMEC. The complaint also asserts claims against our other off-campus emergency departments (Bellaire Emergency Center, LLC, Emergency Healthcare Partners, LP, Preferred Emergency Room LP, River Oaks Emergency Center, LLC, Shertx, LLC, and The Woodlands FEC, LLC), alleging that our affiliation with these other emergency departments give rise to the same claims as our affiliation with SMEC.  The complaint asserts claims against three other parties (Diane Crumley and her related entities, Premier Health Services and Vital Weight Control, Inc.) who participated in the negotiation and formation of the affiliations between us and our off-campus emergency departments, claiming they are part of a conspiracy to defraud Aetna Life. The complaint also asserts claims against Brian Orsak (a representative of SMEC) and Dr. Shannon Orsak (a representative of SMEC) and alleges they are part of the conspiracy to defraud Aetna Life.

On December 14, 2011, we filed a partial motion to dismiss the Second Amended Complaint; seeking to dismiss all claims based on state law as such claims are preempted by ERISA, and seeking to require Aetna Life to proceed solely on its ERISA cause of action. On December 14, 2011, we also filed an answer and counterclaim to Aetna Life’s Second Amended Complaint. On December 23, 2011, Aetna Life filed a motion for judgment requesting a ruling that Aetna Life is entitled to all facility fees paid to us before November 2011.

On December 27, 2011, the Centers for Medicare and Medicaid Services (“CMS”) gave us a deadline of February 10, 2012, to show that we complied with Medicare’s requirement that a hospital provider must be primary engaged in providing inpatient services to be a provider within the Medicare program. According to CMS, we were not primarily engaged in inpatient services due to the significantly higher ratio of outpatients treated at our emergency departments. In response, on January 11, 2012, we informed CMS that we had decided to change the scope of our services to a more inpatient-focused model by terminating the relationship with our off-campus emergency departments. On January 13, 2012, Medicare acknowledged our proposal to avoid proposed termination from the Medicare program, and gave us until April 12, 2012 to meet the statutory Medicare definition of a hospital to remain in the Medicare program.

On January 13, 2012, we filed an opposition in response to Aetna Life’s motion for judgment. On February 20, 2012, Aetna Life amended its motion for judgment to seek all facility fees paid from July 25, 2009, to the present on the basis that it alleges we failed to meet the definition of a provider under the Medicare program during that period. The Court held an oral hearing on Aetna Life’s motion for judgment on February 21, 2012. On February 28, 2012, Aetna Life filed a notice with the court representing the amount of facility fees paid to us and our emergency departments from July 25, 2009, through November 10, 2011, to be $13.869 million. Aetna Life’s notice also represented that during this same period, $5.006 million was paid as ancillary fees that Aetna Life seeks to also recover. Aetna Life’s motion for judgment remains pending.

Discovery in the lawsuit is ongoing.   Although the lawsuit as currently pled is not clear regarding damages, Aetna Life’s notice to the court described above in connection with its motion for judgment indicates it is seeking at least $18.875 million. Aetna Life’s notice states that it paid total fees of $46.974 million to us and our emergency departments from January 1, 2009, through December 31, 2011, of which (a) $13.869 million are facility fees paid through November 10, 2011, and (b) $5.006 million are ancillary fees paid through November 10, 2011, totaling $18.875 million in facility and ancillary fees that Aetna Life seeks to recover through November 10, 2011, excluding punitive damages and attorney fees.  We have denied all claims and intend to continue to vigorously defend these claims. An estimate of the amount or range of loss or possible loss cannot be made at this time.

Certain of the co-defendants in these actions have requested that we provide indemnification for their legal fees and other costs or losses arising from the above litigation. An estimate of the amount or range of loss or possible loss arising from any alleged indemnification obligations cannot be made at this time.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s authorized capital stock consists of 200,000,000 shares of Common Stock at a par value of $0.0001 per share and 50,000,000 shares of preferred stock at a par value of $0.0001 per share.  As of December 31, 2011, there were 40,873,393 shares of the Company’s Common Stock issued and outstanding that are held by approximately 228 stockholders of record and no shares of preferred stock issued and outstanding.

Holders of the Company’s Common Stock are entitled to one vote for each share on all matters submitted to a stockholder vote.  Holders of Common Stock do not have cumulative voting rights.  Therefore, holders of a majority of the shares of Common Stock voting for the election of directors can elect all of the directors.  Holders of the Company’s Common Stock representing a majority of the voting power of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders.  A vote by the holders of a majority of the Company’s outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to the Company’s articles of incorporation. Pursuant to that certain voting agreement executed in connection with the acquisition of FSSC, FSW and FSH by First Surgical Texas, each of the former owners of the Subsidiaries granted Dr. Varon, the Chairman of the Company’s Board of Directors and Mr. Rotondo, the Company’s Chief Executive Officer, the authority to vote their shares of the Subsidiaries or such successor of the Subsidiaries as Dr. Varon and Mr. Rotondo deem appropriate in their sole discretion. As of March 23, 2012, 36,000,002 shares of our Common Stock were subject to a voting agreement that allowed our executive officers to control 88.69% of our Common Stock.

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

Our shares of Common Stock are quoted for trading on the OTC Bulletin Board under the symbol FSPI. Our transfer agent is Interwest Transfer Agent, P.O. Box 17136, Salt Lake City, UT 84117. On March 23, 2012, the closing bid price for our Common Stock was $1.25.

The high and low bid prices of our Common Stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low
December 31, 2011	$2.75	$1.50
September 30, 2011	$10.25	$2.00
June 30, 2011	$15.00	$10.25

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low
March 31, 2011	$30.00	$4.00
December 31, 2010	$0.30	$0.30
September 30, 2010	$0.30	$0.30
June 30, 2010	$0.30	$0.30
March 31, 2010	$0.30	$0.30

Dividend Policy

During the year ended December 31, 2010, while our Subsidiaries were owned by the limited partner unit holders and prior to their acquisition by First Surgical Texas, our Subsidiaries made distributions to their limited partner unit holders totaling $8,423,625. We have treated these distributions as deemed dividends for financial reporting purposes.

On February 23, 2011, we declared a special dividend on our Common Stock of $0.0125 per share. The record date for this distribution was March 7, 2011, and the payment date was March 8, 2011. The total dividend paid was $500,000. As we had no accumulated earnings at the date of declaration, this dividend was treated as a liquidating dividend and recorded as a reduction of additional paid-in capital rather than accumulated deficit.

On April 7, 2011, we declared a quarterly dividend on our Common Stock of $0.025 per share. The record date for this distribution was April 25, 2011 and the dividend was paid on April 26, 2011. The total dividend paid was $1,006,250. As we had no accumulated earnings at the date of declaration, this dividend was treated as a liquidating dividend and recorded as a reduction of additional paid-in capital rather than accumulated deficit.

On July 29, 2011, we declared a quarterly dividend on our Common Stock of $0.0275 per share. The record date for this distribution was August 11, 2011 and the dividend was paid on August 12, 2011. The total dividend paid was $1,117,875. As we had no accumulated earnings at the date of declaration, this dividend was treated as a liquidating dividend and recorded as a reduction of additional paid-in capital rather than accumulated deficit.

On November 10, 2011, the Company declared a quarterly dividend on its Common Stock of $0.0225 per share.  The record date for this distribution was November 11, 2011, and the dividend was paid on November 14, 2011.  The total dividend paid was $917,964. As we had no accumulated earnings at the date of declaration, this dividend was treated as a liquidating dividend and recorded as a reduction of additional paid-in capital rather than accumulated deficit.

On February 7, 2012, the Company declared a quarterly dividend on its Common Stock of $0.025 per share. The record date for this distribution was February 6, 2012, and the payment date was February 9, 2012. The total dividend payable on February 9, 2012 was $1,021,835.

Our future dividend policy will be determined from time to time by our board of directors. There is no guarantee that we will declare or pay dividends in the future.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 31, 2010, we closed a Contribution Agreement with the First Surgical Texas Shareholders pursuant to which we acquired 100% of the outstanding securities of First Surgical Texas in exchange for 39,964,346 shares of our Common Stock.  Each of the shareholders are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

On March 23, 2011, we issued 250,000 shares of Common Stock to Don Knight, our Vice President, Finance for services rendered. Mr. Knight assigned 41,979 of these shares of Common Stock to Emma Haley Knight 2011 Irrevocable Trust, 36,631 of these shares of Common Stock to Erin Mackenzie Knight 2011 Irrevocable Trust and 21,390 of these shares of Common Stock to Brayden Dane Knight 2011 Irrevocable Trust. Mr. Knight is the trustee of each of these trusts.

On April 29, 2011, we entered into an Agreement with First Surgical Partners LLC, RJR Consulting Group, LLC (“RJR”) and RC Capital Group, LLC pursuant to which the parties agreed to settle all disputes with respect to an agreement between us and RJR for RJR to provide capital markets consulting and investor relations services to us. In consideration of the Agreement, we issued 400,000 shares of our Common Stock to RJR. These shares were valued at $750,262, based on the fair market value of our Common Stock on that date.

On July 15, 2011, we entered into an Agreement with RedChip Companies Inc. (“RedChip”) with respect to the provision of investor relation services by RedChip to us. In consideration of the Agreement, we issued 100,000 shares of our Common Stock to RedChip. These shares were valued at $187,566, based on the fair market value of our Common Stock on that date.

On October 6, 2011, we adopted the First Surgical Partners Inc. 2011 Physician Purchase Plan (the “Plan”) providing physicians with the ability to purchase up to 3.0 million shares of our Common Stock through June 30, 2012, at a price per share of $0.62, based upon an independent valuation of our Common Stock as of March 31, 2011. On November 7, 2011, we issued 48,387 shares of our Common Stock, and on November 10, 2011, we issued an additional 75,000 shares of our Common Stock, all at an average price of $0.62, to two physicians under the Plan.

The issuance of the above securities are exempt from the registration requirements under Rule 4(2) of the Securities Act, and/or Rule 506 as promulgated under Regulation D.    Each of the shareholders are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

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

The following discussion should be read in conjunction with our audited financial statements and the related notes are included in Item 8. Financial Statements and Supplementary Data. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Please see the explanatory note concerning “Forward-Looking Statements” found in Item 1 Business. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in Item 1A. Risk Factors. The operating results for the periods presented herein were not significantly affected by inflation.

Overview

We, along with our subsidiaries, own and operate two ambulatory surgery centers (“ASC”), First Street Surgical Center, L.P. (“FSSC”), and First Surgical Woodlands, L.P. (“FSW”), and a general acute care hospital, First Street Hospital, L.P. (“FSH”), all located in the greater Houston, Texas metropolitan area.  Procedures performed include non-life-threatening surgeries, such as bariatrics, reconstructive and cosmetic plastics, orthopedics, pain management, neurosurgery and podiatry, which are often completed on an outpatient or short stay basis.

See Item 1. Business – General Overview for a complete discussion of our corporate history and recent transactions.

Executive Summary

We operate two ambulatory surgery centers and a general acute hospital that provide treatment on both an inpatient and outpatient basis.  We are a Texas-based organization with plans to expand to other areas of the country that make economic sense.  Our ASC and hospital based procedures vary, ranging from orthopedics, bariatrics, spine, general surgery, pain management, podiatry, and otolaryngology (ENT).  Our team of highly skilled physicians, nurses, radiology techs, scrub techs, physical therapists and dietitians utilize the latest in equipment and technology to give our patients successful outcomes.  All patient care is provided by the previously mentioned experts, and all care is directed by a physician order.  We have an internal case manager that monitors each hospital patient’s progress; each patient's progress is documented with a progress note, achievement of goals, functional outcomes and a thorough discussion of a discharge plan.  This interdisciplinary approach leads to a higher, more personal level of care with excellent clinical outcomes.

As of December 31, 2011, we had 33 affiliated physicians who provide medical care and surgical services to our patients.  In addition, as of December 31, 2011, there were an additional 69 non-affiliated physicians that use our locations for surgical procedures, many with great frequency.  With 102 total surgeons, 32.4% are shareholders or affiliated surgeons and 67.6% are non-owners or non-affiliates as of December 31, 2011. We believe surgeons choose to perform surgeries at our facilities because of (1) the input and control they have over the facilities’ operations, (2) the quality of the facilities, (3) the well trained staff, (4) the reputations of the other surgeons using the facilities, and (5) the well-respected, financially disciplined management team.  Since our formation in 2002, we have partnered with the best surgeons in their specialties covering the greater Houston area.  Since inception, and through December 31, 2011, these physicians (affiliated and non-affiliated) have performed nearly 45,000 procedures and the number of procedures performed each year continues to grow.

For the year ended December 31, 2011, affiliated surgeons generated 61.7% of our revenues. The remaining balance of the revenue for the year ended December 31, 2011, or 38.3%, was generated by non-affiliated surgeons. We expect the mix of affiliated surgeons and non-affiliated surgeons and the percentage of revenue generated by each of these groups to remain approximately the same in the near future.

All surgeons bill for their professional component separately and none of that revenue is reported by us. The main source of our revenue is the facility fee component which is billed and collected under each facility upon completion of surgery. We plan on expanding the revenue generated by non-affiliated surgeons by introducing new technical innovations in spine, bariatrics, orthopedics and reconstructive surgery, which we believe will attract non-affiliated surgeons. In addition, we have adopted the First Surgical Partners Inc. 2011 Physician Purchase Plan which allows non-affiliated surgeons to purchase our equity. Furthermore, the startup and development of surgical centers and the acquisition of hospitals in competitive markets we believe will allow for our company’s growth and expansion of business through the addition of non-affiliated and affiliated surgeons. The risks associated with this aspect include surgeons’ practices not growing or even slowing down, competition for surgeons to join other facilities in the market, our inability to acquire existing facilities for business reasons, our inability to start or acquire new facilities as a result of various government regulations and the lack of interest in the new and innovative technology, which all may have a negative impact on our operations including the facility fees generated by both the affiliated and non-affiliated surgeons.

During 2009, given increased demand for services requiring overnight stays, we determined that we needed to expand our general acute care hospital. Expansion was completed, and we passed inspection with the Texas Department of State Health Services, during 2010. The expansion increased the hospital from 17,000 to 40,000 square feet. Bed capacity increased to nineteen, from five, and the operating rooms doubled from two to four.

Key Challenges

The following represent the challenges facing our company going forward:

•	Declining reimbursements - Third party payors are reimbursing less and less for our services. We will continue to negotiate for favorable managed care contracts, as well as looking at alternative methods of reimbursements, such as direct contracting with self-insured employers and/or unions.

•	Highly regulated industry - Over the last several years, changes in regulations regarding hospitals, specifically physician-owned hospitals, have created additional challenges from an operation perspective. Many of these changes have resulted in limitations, including moratoriums, on physician-owned start-up hospitals. We have analyzed the aspects of Medicare reimbursements, and the changes in Medicare reimbursements may have a slightly harmful effect on our revenues. Although the moratorium on physician-owned start-up hospitals may prevent us from developing start up hospitals, which could have a negative impact on our growth strategy, we will be able to acquire existing hospitals as well as develop surgical centers.

•	Healthcare Reform - President Obama has identified healthcare reform as a priority. The future of healthcare reform to our book of business is concerning, yet out business model of looking at existing facilities to acquire is still advantageous. We will continue to look at hospitals that would benefit from our leadership and business model going forward.

•	Accountable Care Organizations - Known as ACO's, this model of bundling payments to the facility, physician, and all other healthcare providers is concerning. Major healthcare reform bills being contemplated now by Congress include, at the very least, consideration of this model. At this time, it is difficult, if not impossible, to determinate how the adoption of ACO’s may impact our operations, if at all. If adopted, the ACO model may require our company to engage additional accounting and billing personnel to coordinate payments, which, in turn, could have a negative impact on our net income.

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

Payor Mix

We bill payors for the facility fee component that our affiliated and non-affiliated physicians provided to our patients based upon rates for specific services provided.  Our billed charges are substantially the same for all parties regardless of the party responsible for paying the bill for our services.  We determine our net patient service revenue based upon the difference between our gross fees for services and our estimated ultimate collections from payors.  Net patient service revenue differs from gross fees due to (i) managed care payments at contracted rates, (ii) government-sponsored healthcare program reimbursements at government-established rates, (iii) various reimbursement plans and negotiated reimbursements from other third-parties, and (iv) discounted and uncollectible accounts of private-pay patients.

Our payor mix is composed of contracted managed care, government, principally Medicare, other third-parties and private-pay patients.

The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated:

	For the Year Ended December 31,
	2011	2010

Commercial Carriers	80.02%	79.17%
Worker's Compensation	5.73%	3.40%
Medicare	3.39%	6.69%
Other (self pays, hardships, etc.)	10.86%	10.74%

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Note 2 to our audited Consolidated Financial Statements as of and for the two years ended December 31, 2011 and 2010, provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting principles in the United States.  Certain of our accounting policies are critical to understanding our Consolidated Financial Statements because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.  We believe that the application of the accounting policies described in the following paragraphs is highly dependent on critical estimates and assumptions that are inherently uncertain and highly susceptible to change.  For all of these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment.  On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below.

Use of Estimates and Assumptions

Future events and their effects cannot be predicted with certainty; accordingly the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired , as additional information is obtained, and as our operating environment changes.  Significant estimates and assumptions are used for, but not limited to: (1) allowance for contractual revenue adjustments; (2) depreciable lives of assets; (3) economic lives and fair values of leased assets; (4) uncertain tax positions; and (5) contingency and litigation reserves.  The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  The Company evaluates its estimates and assumptions on a regular basis and may employ outside experts to assist in our evaluation, as considered necessary.  Actual results may differ from these estimates and assumptions used in preparation of our financial statements and changes in these estimates are recorded when known.

Revenue Recognition

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual and other adjustments.  Revenues are recorded during the period the healthcare services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers.  Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements.  Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates.  The Company does not expect material changes in the estimate of prior period allowances for contractual and other adjustments. Further, we do not foresee changes in our estimate of unsettled amounts from third party payors as of the latest balance sheet date that could have a material effect on our financial position, results of operations or cash flows.

Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement.  All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries.  Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to the Company under these reimbursement programs.  These audits often require several years to reach the final determination of amounts earned under the programs.  As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. During the years ended December 31, 2011 and 2010, the Company, upon filing the required annual CMS (Center for Medicare and Medicaid Services) cost report, received notices of final determination for the years ended December 31, 2010 and 2009, respectively, resulting in adjustments totaling $711,259 and $770,000, respectively. These amounts were recorded as reductions of the Company’s net revenue.

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

Other Matters

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of our Consolidated Financial Statements.  All of our significant accounting policies are further described in Note 2 to our audited Consolidated Financial Statements as of and for the two years ended December 31, 2011 and 2010, in this annual report.  The policies described in Note 2 often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance and are frequently reexamined by accounting standards setters and regulators.

Recent Accounting Pronouncements

None of the Accounting Standards Updates (ASU) that we adopted and that became effective January 1, 2011, had a material impact on our consolidated financial statements.

ASU No. 2011-04

On May 12, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU amends U.S. generally accepted accounting principles (U.S. GAAP) and results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and international financial reporting standards (IFRS). The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements; however, the amendment’s requirements do not extend the use of fair value accounting, and for many of the requirements, the FASB did not intend for the amendments to result in a change in the application of the requirements in the “Fair Value Measurement” Topic of the Codification. Additionally, ASU No. 2011-04 includes some enhanced disclosure requirements, including an expansion of the information required for Level 3 fair value measurements. For us, ASU No. 2011-04 was effective January 1, 2012, and the adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU Nos. 2011-05 and 2011-12

On June 16, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.

ASU No. 2011-05 also requires reclassifications of items out of accumulated other comprehensive income to net income to be measured and presented by income statement line item in both the statement where net income is presented and the statement where other comprehensive income is presented. However, on December 23, 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to defer this new requirement. For us, both ASU No. 2011-05 and ASU No. 2011-12 were effective January 1, 2012. Since these ASUs pertain to presentation and disclosure requirements only, the adoption of these ASUs is not expected to have a material impact on our consolidated financial statements.

ASU No. 2011-07

In July 2011, the FASB ratified the final consensus reached by the Emerging Issues Task Force related to the presentation and disclosure of net revenue, the provision for bad debts, and the allowance for doubtful accounts of healthcare entities and issued ASU No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”  This ASU retains the existing revenue recognition model for healthcare entities, pending further developments in the FASB's revenue recognition project.  However, this ASU requires the provision for doubtful accounts associated with patient service revenue to be separately displayed on the face of the statement of operations as a component of net revenue.  This ASU also requires enhanced disclosures of significant changes in estimates related to patient bad debts.  While this ASU will have no net impact on our financial position, results of operations, or cash flows, it will require us to reclassify our provision for doubtful accounts from operating expenses to a component of net operating revenues beginning with the first quarter of 2012, with retrospective application required. Our historical provision for doubtful accounts has not been material.

ASU No. 2011-08

On September 15, 2011, the FASB issued ASU No. 2011-8, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test prescribed by current accounting principles. However, the quantitative impairment test is required if an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test, and then resume performing the qualitative assessment in any subsequent period. For us, ASU No. 2011-8 was effective January 1, 2012, and the adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU No. 2011-11

On December 16, 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements. The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements. Entities are required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presented. We are currently reviewing the effect of ASU No. 2011-11.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue:

	For the Year Ended December 31,
	2011	2010
Net Revenue	100.0%	100.0%

Operating Expenses
Salaries and Benefits	26.6%	24.2%
Medical Supplies	18.6%	17.4%
Bariatric Program Sponsorship	9.4%	10.4%
Legal and Professional Fees	3.8%	0.9%
Depreciation	4.6%	3.3%
Rent	4.1%	3.8%
Management Fees	3.7%	3.9%
Other Operating Expenses	11.4%	11.6%

Total Operating Expenses	82.2%	75.4%

Other Income and Expenses
Interest Expense, net	(2.5)%	(1.9)%

Total Other Income and Expenses	(2.5)%	(1.9)%

Income Before Income Taxes	15.3%	22.6%

Income Taxes	4.7%	10.3%

Net Income	10.6%	12.4%

Our net revenue increased $4,839,095 or 10.5%, to $51,004,456 for the year ended December 31, 2011, as compared to $46,165,361 during the year ended December 31, 2010.  Our total cases increased during 2011 to 6,522, as compared to 6,033 during 2010; and specifically our hospital cases increased by 514 from 1,789 cases during 2010, to 2,303 for 2011. In addition to the overall increase in caseload, the nature of our mix of specialty procedures performed between the two periods also contributed to the overall increase in revenue.

Salaries and benefits increased $2,424,979 or 21.7%, to $13,582,232 during 2011, as compared to $11,157,253 for 2010. During 2011, we issued 250,000 shares of our Common Stock to our Vice President, Finance for services rendered. These shares were valued at $468,914, based on the fair market value of our Common Stock on that date, and included as a component of our 2011 salaries and benefit expense. The balance of the increase was primarily attributable to: (i) the aforementioned higher case volume at our facilities; (ii) the need for new hospital clinical and administrative staffing to assist in accommodating the hospital expansion of two additional operating rooms and 14 additional beds; (iii) the need to hire additional support staff for the accounting department, and (iv) increased premium expense for the Company’s employee health insurance.

Medical supplies increased $1,475,771, or 18.4%, to $9,498,436 for 2011, as compared to $8,022,665 for 2010.  This increase was attributable to the increased caseload noted above.

Our Bariatric Program Sponsorship fees were unchanged at $4,800,000 for each year.

Our legal and professional fees increased $1,531,471, or 379.2%, to $1,935,337 for 2011, as compared to $403,866 for 2010. This increase was primarily attributable to (i) $750,262 of expense associated with the issuance of 400,000 shares of our Common Stock to RJ to settle all disputes with respect to an agreement between us and RJR for RJR to provide capital markets consulting and investor relations services to us, (ii) $187,566 of expense associated with the issuance of 100,000 shares of our Common Stock to Redchip with respect to the provision of investor relation services by RedChip to us, and (iii) approximately $455,000 of increased audit, consulting, accounting and legal fees associated with the process of completing our Registration Statement on Form S-1 with respect to shares of our Common Stock.

Depreciation expense increased $808,257, or 52.8%, to $2,339,448 for the year ended December 31, 2011, as compared to $1,531,191 for 2010.  This increase was attributable primarily to the hospital expansion leasehold improvements and equipment, furniture and fixtures needed to complete the expansion and open it for its intended use. Those fixed assets were placed in service December 2010.

Our rent expense increased $305,979, or 17.4%, to $2,067,342 for 2011, as compared to $1,761,363 for 2010. This increase was primarily due to operating medical equipment rentals that were necessary to meet the demand for equipment supporting the increased hospital volume and increased base rental rates on our facilities.

During the years ended December 31, 2011 and 2010, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the our limited partnerships and the owners of which are our Chairman of the Board and our President and Chief Executive Officer) where we retained the services of First Surgical Partners, LLC to assist us in managing and conducting day-to-day business and services. Under each agreement, the facility appointed First Surgical Partners, LLC to act as exclusive agent to handle all day to day affairs but reserved the right to make all final policy decisions that impacts the overall performance or value of the facility. First Surgical Partners, LLC is required to render all services, direction advice, supervision and assistance necessary to assure adequate performance of the facility’s ordinary and usual day-to-day services including, but not limited to, acting as general agent on behalf of the facility and designing and implementing a marketing program including preparation of marketing materials such as brochures, media advertising materials, direct mail and press releases. The marketing efforts of First Surgical Partners, LLC includes active solicitation of appropriate third party managed care contracts, such as PPO's and HMO's. Further, First Surgical Partners, LLC is required to maintain all licenses for each facility, coordinate all accounting functions acquire and maintain all insurance and manage all bank accounts, billing, information systems and vendor contracts. Each agreement calls for the payment, by the partnerships to First Surgical Partners, LLC, of a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections. These fees totaled $1,863,022 for the year ended December 31, 2011, as compared to $1,802,084 for 2010, with the increase a direct result of corresponding increases in cash collections by these two entities. The management agreements are currently in effect and we will continue to accrue such fees under the agreed upon terms set forth therein.

The First Surgical Woodlands LP agreement was executed on February 1, 2005 with a term of five years and automatically renews for one additional two year period unless otherwise terminated in writing by either party. On March 13, 2012, the First Surgical Woodlands LP entered into an addendum to the February 1, 2005 agreement such that following the first renewal, which expired on February 2, 2012, the agreement renewed and will continue to renew for one year periods, unless otherwise terminated in writing by either party. The First Street Hospital LP agreement was executed on July 25, 2006 with a term of ten years and automatically renews for an additional two year period unless otherwise terminated in writing by either party. Further, both management agreements automatically terminate if either party shall file or have filed against it a petition in bankruptcy or any petition seeking reorganization, arrangement, composition, readjustment, liquidation, dissolution or relief under the present or any future federal bankruptcy act or any similar present or future applicable federal, state or other statute or law, or seeking or consenting to acquiescing in the appointment of any trustee, receiver, or liquidation of all or any substantial part of its properties and such filing remains unresolved or is not dismissed within 90 days. Further, if there is a change in laws, regulations or general instructions, the adoption of new legislation, or a change in any third party reimbursement system, any of which materially affects the manner in which either party may perform or be compensated for its services under the agreement, the parties are required to immediately propose a new service arrangement or basis for compensation for the services furnished pursuant to the agreement. If, within 30 days thereafter, the parties cannot agree upon a new service arrangement or basis for compensation, either party may terminate the agreement by providing the other party with written notice at least thirty (30) days prior to the specified termination date. The agreement may be terminated immediately by either party if either party or the physicians using the facility commit a material breach of fiduciary duty, fraud, misappropriation or embezzlement involving the Company's property or assets; commit an intentional wrongful act which materially impairs the goodwill or business of the Company or causes material damage to the Company's property, goodwill or business; commits a criminal act; or acts with gross negligence; or if any party is excluded or suspended from participation in the Medicare and/or Medicaid program..

Our other operating expenses increased by $480,502, or 9.0%, to $5,833,762 for the year ended December 31, 2011, as compared to $5,353,260 for 2010.  This increase was primarily attributable to the hospital’s expansion and the direct correlation on increased case volume, ultimately causing property taxes, janitorial services, security and utilities to rise. These increases were partially offset by decreases in collection fees by limiting our reliance on outsource collection agencies and hiring additional staff to collect past due amounts. In addition, reductions in events and in meals and entertainment expense, among other things, further offset these increases.

We recorded net interest expense of $1,290,788 for the year ended December 31, 2011, as compared to $883,954 for 2010, or an increase of 46.0%. This increase was primarily a result of additional debt incurred in our hospital expansion.

Prior to the Company’s acquisition by First Surgical Texas, on December 1, 2010, all of the net income from the Company’s subsidiaries, First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. passed through to the then-limited partners of each of the Company’s subsidiaries and the Company, therefore, had no corporate tax obligation to record. Had the acquisition by First Surgical Texas occurred on January 1, 2010, the Company would have incurred the following pro-forma income tax expense:

Pro Forma for the
Year Ended
December 31, 2010
Current Taxes	$3,829,434

Deferred Taxes	3,750,126

Total	$7,579,560

We anticipate that our effective tax rate will be approximately 35% for 2012.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our credit lines and long-term debt.

As of December 31, 2011, we had $1,285,723 of cash and cash equivalents on hand as compared to $266,708 at December 31, 2010.  Additionally, we had net working capital of $11,181,775 at December 31, 2011, an increase of $976,310 from our net working capital balance of $10,205,465 at December 31, 2010.

We generated cash flow from operating activities of $3,089,561 and $12,404,415 for the years ended December 31, 2011 and 2010, respectively.  The net decrease in cash flow provided from operating activities for the year ended December 31, 2011, was primarily due to working capital component changes related to accounts receivable. Our accounts receivable increased $7,217,607 during the year ended December 31, 2011, principally as a result of increased surgical case volume from our expansion, increased physician base of affiliated and non-affiliated surgeons, and a pricing increase implemented during 2011.

We used $919,791 and $8,464,772 of cash for investing activities during the years ended December 31, 2011 and 2010, respectively.  These expenditures were primarily related to leasehold improvements and equipment purchases associated with our hospital expansion project.

During the years ended December 31, 2011 and 2010, we used $1,150,755 and $3,934,529 of cash in financing activities, respectively.  Of the 2011 amount, $3,542,089 related to dividends paid during the year, partially offset by net borrowings under short and long-term debt facilities. Of the 2010 amount, $8,423,625 related to former limited partner distributions during the year.  The balance related to net borrowings and repayments on our outstanding debt obligations.

As of December 31, 2011, we had $82,863 available to us under our various credit lines.  We monitor the financial strength of our depositories, creditors, insurance carriers, and other counterparties using publicly available information, as well as qualitative inputs.  Based on our current borrowing capacity and compliance with the financial covenants under our credit agreements, we do not believe there is significant risk in our ability to make draws under our various credit lines, if needed.  However, no such assurances can be provided.

As of December 31, 2011, we have scheduled principal payments of $936,930 during the next twelve months, related to long-term debt and capital lease obligations (see Note 6, Long-term Debt and Capital Lease Obligations , in the accompanying audited consolidated financial statements as of and for the year ended December 31, 2011).  We do not face near-term refinancing risk.  Our credit agreements governing the vast majority of our secured borrowings contain financial covenants that include a leverage ratio.  As of December 31, 2011, we were in compliance with the covenants under our various credit agreements.  If we anticipate a covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreements.  Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time.  In such circumstances, a default under our various credit agreements would have a material adverse effect on our business, financial position, results of operations and cash flows.

Our net income before income taxes totaled $7,794,089 and $10,449,725 for the years ended December 31, 2011 and 2010, respectively. Our provision for income taxes for each of the years ended December 31, 2011 and 2010 consisted of the following:

	For the Year Ended December 31,
	2011	2010
Current Taxes	$2,376,326	$991,283
Deferred Taxes	-	3,750,126
Total	$2,376,326	$4,741,409

For further information about our tax liabilities, see Note 8 to the Notes to Consolidated Financial Statements.

We estimate that, based on current plans and assumptions, our available cash, cash flow from operations and available credit under our various credit lines is sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Long Term Debt

At December 31, 2011, our long-term debt consisted of the following:

•	First Street Hospital, L.P. issued a secured promissory note in the original amount of $7,822,256 on January 8, 2008, to a financial institution (the “2008 FSH Note Payable”). The 2008 FSH Note Payable bears interest at 7.70% per annum and matures on January 8, 2013. The note calls for monthly interest and principal payments of $73,747, with a balloon payment due on January 8, 2013, of $6,162,583. As of December 31, 2011, the Company owed $6,519,289 on the 2008 FSH Note Payable.

•	On May 4, 2010, First Street Hospital, L.P. entered into a secured construction loan agreement (the “2010 Construction Loan”) with a financial institution. Total advances under the loan agreement were $4,439,150. The note calls for monthly interest and principal payments ranging from approximately $24,507 to $38,907, with a balloon payment due on May 4, 2013, of $4,099,241. The note bears interest at 6.50% per annum. As of December 31, 2011, the Company owed $4,322,039 on the 2010 Construction Loan.

•	In connection with the issuance of the 2010 Construction Loan facility, on November 30, 2010, First Street Hospital, L.P. entered into a secured promissory note (the “2010 Equipment Loan”) providing for a total principal amount of $1,863,062 with a financial institution. The note calls for monthly interest and principal payments ranging from approximately $9,419 to $27,753, with a balloon payment due on November 30, 2013, of $1,442,988. The note bears interest at 6.50% per annum. As of December 31, 2011, the Company owed $1,845,401 on the 2010 Equipment Loan.

•	First Street Surgical Center, L.P. issued a secured promissory note in the original amount of $1,652,030 on January 8, 2008, to a financial institution. The note bears interest at 7.70% per annum and matures on January 8, 2013. The note calls for monthly interest and principal payments of $15,502.88, with a balloon payment due on January 8, 2013, of $1,301,513. As of December 31, 2011, the Company owed $1,376,859 on the note.

Bariatric Program Sponsorship Agreement

We entered into a Bariatric Program Sponsorship Agreement on March 22, 2006, but effective May 1, 2006, with Vital Weight Control, Inc., d/b/a NeWeigh (“Vital”).  Per the agreement, we are sponsoring, in part, a gastroplasty program involving surgical intervention for morbid obesity.  Under this sponsorship agreement, we make available our facility for surgeries on prospective patients that are participants in the bariatric program as well as for surgeries on other prospective patients that meet criteria for eligibility for bariatric surgery.  Vital is responsible for managing the bariatric program including coordinating the use of our facilities, nutritionists, other medical professionals, insurance professionals and other clinicians.  Vital is also responsible for marketing, advertising and promoting the bariatric program.  We are responsible for providing hospital services and making all required payments under the agreement.

In addition to the above, at all times during the term of the agreement, we are required to furnish, at our expense, or reimburse Vital amounts Vital expends for operation of the program, including office space, facilities, equipment, utilities, furniture, fixtures, office supplies, postage, courier services, and other outside services as may be reasonably required to operate the program.  The original term of the agreement commenced on May 1, 2006, for a period of 36 months.  As compensation for the services rendered by Vital, the Company was obligated to pay a program sponsorship fee of $200,000 per month.

On February 13, 2008, we amended the existing contract with Vital to operate a second facility in The Woodlands, Texas.  The amendment further extended the term of the contract for a period of one year, thus the new termination date of the agreement became May 1, 2010.  The payment of $200,000 per month continued on the existing facility as well as an additional $200,000 per month for the new facility.

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

Management Fees

Both First Street Hospital, L.P. and First Surgical Woodlands, L.P. hold management agreements with First Surgical Partners, LLC (the former General Partner of our limited partnerships and the owners of which are our Chairman of the Board and our President and Chief Executive Officer) where we retained the services of First Surgical Partners, LLC to assist us in managing and conducting day-to-day business and services.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC of a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  For the year ended December 31, 2011, these fees totaled $1,863,022. The management agreements are currently in effect and we will continue to pay such fees under the agreed upon terms set forth therein. The First Surgical Woodlands LP agreement was executed on February 1, 2005 with a term of five years and automatically renews for one additional two year period unless otherwise terminated in writing by either party. On March 13, 2012, the First Surgical Woodlands LP entered into an addendum to the February 1, 2005 agreement such that following the first renewal, which expired on February 2, 2012, the agreement renewed and will continue to renew for one year periods, unless otherwise terminated in writing by either party. The First Street Hospital LP agreement was executed on July 25, 2006 with a term of ten years and automatically renews for an additional two year period unless otherwise terminated in writing by either party.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Surgical Partners Inc.

We have audited the accompanying consolidated balance sheets of First Surgical Partners Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Surgical Partners Inc. at December 31, 2011 and 2010, and the consolidated results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company Inc.

KABANI & COMPANY INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

March 30, 2012

FIRST SURGICAL PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010

Assets

Current Assets
Cash and Cash Equivalents	$1,285,723	$266,708
Accounts Receivable, net	30,092,100	22,874,493
Inventory	2,121,299	1,413,275
Prepaid Expenses and Other Current Assets	253,492	298,104
Total Current Assets	33,752,614	24,852,580
Property and Equipment, net	13,623,466	14,946,782
Other Assets, net	46,535	64,378
Total Assets	$47,422,615	$39,863,740

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable	$5,064,495	$6,685,313
Due to Related Parties	4,137,614	2,949,289
Accrued Expenses and Other Current Liabilities	1,447,955	1,109,101
Lines of Credit	4,417,137	1,521,250
Income Tax Payable	6,566,708	997,745
Deferred Taxes	-	467,504
Current Portion of Long-Term Debt and Capital Lease Obligations	936,930	916,913
Total Current Liabilities	22,570,839	14,647,115
Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations, Net of Current Portion	13,194,943	13,699,670
Deferred Taxes	-	3,282,622
Due to Related Party	341,186	321,365
Other Long-Term Liabilities	117,894	74,130
Total Long-Term Liabilities	13,654,023	17,377,787

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, zero issued and outstanding, respectively	-	-
Common Stock, $0.0001 par value, 200,000,000 shares authorized,40,873,393 and 40,000,006 shares issued and outstanding, respectively	4,087	4,000
Additional Paid-In Capital	9,657,660	11,716,594
Retained Earnings (Accumulated Deficit)	1,536,007	(3,881,756)
Total Shareholders' Equity	11,197,754	7,838,838
Total Liabilities and Shareholders' Equity	$47,422,615	$39,863,740

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SURGICAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2011	2010

Net Revenue	$51,004,456	$46,165,361

Operating Expenses
Salaries and Benefits	13,582,232	11,157,253
Medical Supplies	9,498,436	8,022,665
Bariatric Program Sponsorship	4,800,000	4,800,000
Legal and Professional Fees	1,935,337	403,866
Depreciation	2,339,448	1,531,191
Rent	2,067,342	1,761,363
Management Fees	1,863,022	1,802,084
Other Operating Expenses	5,833,762	5,353,260
Total Operating Expenses	41,919,579	34,831,682

Other Income and Expenses
Interest Expense, net	(1,290,788)	(883,954)
Total Other Income and Expenses	(1,290,788)	(883,954)

Income Before Income Taxes	7,794,089	10,449,725

Income Taxes	2,376,326	4,741,409
Net Income	$5,417,763	$5,708,316

Basic and Diluted Income per Common Share	$0.13	$0.14

Weighted average number of common shares outstanding - basic and fully diluted	40,449,995	39,964,444

Dividends declared per common share	$0.0875	$-

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SURGICAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,417,763	$5,708,316
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,339,448	1,531,191
Amortization of Deferred Financing Costs	17,844	19,597
Stock Compensation	468,914	-
Common Shares Issued for Services	937,828	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	(7,217,607)	(2,061,927)
Inventory	(708,024)	(670,494)
Other Current Assets	44,611	(64,506)
Accounts Payable, Accrued Expenses and Other Current Liabilities	(1,262,143)	3,274,797
Other Long Term Liabilities	43,765	-
Due to Related Parties	1,188,325	190,691
Current and Deferred Taxes Payable	1,818,837	4,476,750
Net Cash Provided by Operating Activities	3,089,561	12,404,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(919,791)	(8,464,772)
Net Cash Used in Investing Activities	(919,791)	(8,464,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on Line of Credit	3,154,799	351,449
Repayments on Line of Credit	(258,913)	(120,000)
Proceeds from Issuance of Long-Term Debt	634,234	5,922,978
Repayment of Long-Term Debt and Capital Lease Obligations	(1,215,286)	(1,741,031)
Dividends Paid	(3,542,089)	-
Proceeds from Issuance of Common Shares	76,500	-
Partner Contributions	-	75,700
Partner Distributions	-	(8,423,625)
Net Cash Used in Financing Activities	(1,150,755)	(3,934,529)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,019,015	5,114
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	266,708	261,594
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,285,723	$266,708

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Interest	$1,228,859	$878,697
Cash Paid for Taxes	$540,693	$275,354

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SURGICAL PARTNERS INC.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

					Total
	Common Stock		Paid-In	Retained Earnings	Shareholders'
	Shares	Amount	Capital	(Accumulated Deficit)	Equity
BALANCE AT DECEMBER 31, 2009	39,964,346	$3,996	$2,874,410	$7,587,817	$10,466,223
Contributions by Shareholders	-	-	87,920	-	87,920
Deemed Dividends	-	-	-	(8,423,625)	(8,423,625)
Recapitalization Due to Change in Corporate Structure	-	-	8,754,264	(8,754,264)	-
Recapitalization Due to Reverse Merger	35,660	4	-	-	4
Net lncome	-	-	-	5,708,316	5,708,316
BALANCE AT DECEMBER 31, 2010	40,000,006	4,000	11,716,594	(3,881,756)	7,838,838
Stock Compensation	250,000	25	468,889	-	468,914
Common Shares Issued for Services	500,000	50	937,778	-	937,828
Issuance of Common Shares	123,387	12	76,488	-	76,500
Dividends	-	-	(3,542,089)	-	(3,542,089)
Net lncome	-	-	-	5,417,763	5,417,763
BALANCE AT DECEMBER 31, 2011	40,873,393	$4,087	$9,657,660	$1,536,007	$11,197,754

The accompanying notes are an integral part of these consolidated financial statements.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

First Surgical Partners Inc., including its subsidiaries, is an owner and operator of two ambulatory surgery centers (“ASC”), First Street Surgical Center, L.P., and First Surgical Woodlands, L.P., and a general acute care hospital, First Street Hospital, L.P., all located in the greater Houston, Texas metro area. Procedures performed include non-life-threatening surgeries, such as bariatrics, reconstructive and cosmetic plastics, orthopedics, pain management, neurosurgery and podiatry, which are often completed on an outpatient or short stay basis. The terms “Company”, “we”, “us”. “our”, “Arkson” and “First Surgical” mean First Surgical Partners Inc. and our wholly-owned subsidiaries.

Effective December 1, 2010, First Surgical Texas, Inc. (f/k/a Piper Acquisition III, Inc.), a Nevada corporation (“First Surgical Texas”) acquired all of the limited and general partnership interests of First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. (“Partnerships”), all of which were under common control, in exchange for the issuance of 36,000,002 shares of First Surgical Texas’s common stock. The exchange of shares between First Surgical Texas and the Partnerships was accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, the merger was recorded as a recapitalization of First Surgical Texas, with the consolidated financials of the Partnerships being treated as the continuing entity. Effective December 3, 2010, the Company changed its name to First Surgical Texas, Inc. The historical financial statements presented are those of the Partnerships. The financial statements of the legal acquirer, First Surgical Texas, were not significant; therefore, no pro forma financial information is submitted.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements were prepared in accordance with GAAP and include the accounts of the Company and its subsidiaries after elimination of intercompany balances and transactions. Accounting policies used by the Company and its subsidiaries reflect industry practices and conform to accounting principles generally accepted in the United States (GAAP). Certain reclassifications have been made to prior periods presented to conform to current period presentation.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement. All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to the Company under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. During the years ended December 31, 2011 and 2010, the Company, upon filing the required annual CMS (Center for Medicare and Medicaid Services) cost report, received notices of final determination for the years ended December 31, 2010 and 2009, respectively, resulting in adjustments totaling $711,259 and $770,000, respectively. These amounts were recorded as reductions of the Company’s net revenue.

We provide care to patients who are financially unable to pay for the healthcare services they receive, and because we do not pursue collection of amounts determined to qualify as charity care, such amounts are not recorded as revenues.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventory

Inventory is comprised primarily of various medical supplies and is valued cost, determined on a first-in, first-out basis.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $370,832 and $377,833 for the years ended December 31, 2011 and 2010, respectively, and is included in the caption Other Operating Expenses.

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

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

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

Impairment of Long-Lived Assets

We assess the recoverability of long-lived assets, whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount. We measure the recoverability of long-lived assets by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset. We present an impairment charge as a separate line item within income from continuing operations in our consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations. The Company did not recognize an impairment of long-lived assets during either of the years ended December 31, 2011, or December 31, 2010.

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

Earnings per Share

The calculation of earnings per common share is based on the weighted-average number of our Common Stock outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive securities that were outstanding during the respective periods, unless their impact would be antidilutive. The Company had no dilutive securities as of December 31, 2011 or 2010.

Prior to the Company’s acquisition by First Surgical Texas, on December 1, 2010, all of the net income from the Company’s subsidiaries, First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. passed through to the then-limited partners of each of the Company’s subsidiaries and the Company, therefore, had no corporate tax obligation to record. The Company’s 2010 tax provision, and resulting impact on earnings per share, therefore, only represents the tax obligation of the Company from the date of acquisition by First Surgical Texas, December 1, 2010 (see Note 8). Had the acquisition by First Surgical Texas occurred on January 1, 2010, the Company’s pro-forma earnings per share would have been $0.07 for the year ended December 31, 2010.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

None of the Accounting Standards Updates (ASU) that the Company adopted and that became effective January 1, 2011, had a material impact on its consolidated financial statements.

ASU No. 2011-04

On May 12, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU amends U.S. generally accepted accounting principles (U.S. GAAP) and results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and international financial reporting standards (IFRS). The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements; however, the amendment’s requirements do not extend the use of fair value accounting, and for many of the requirements, the FASB did not intend for the amendments to result in a change in the application of the requirements in the “Fair Value Measurement” Topic of the Codification. Additionally, ASU No. 2011-04 includes some enhanced disclosure requirements, including an expansion of the information required for Level 3 fair value measurements. For the Company, ASU No. 2011-04 was effective January 1, 2012, and the adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

ASU Nos. 2011-05 and 2011-12

On June 16, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.

ASU No. 2011-05 also requires reclassifications of items out of accumulated other comprehensive income to net income to be measured and presented by income statement line item in both the statement where net income is presented and the statement where other comprehensive income is presented. However, on December 23, 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to defer this new requirement. For us, both ASU No. 2011-05 and ASU No. 2011-12 were effective January 1, 2012. Since these ASUs pertain to presentation and disclosure requirements only, the adoption of these ASUs is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2011-07

In July 2011, the FASB ratified the final consensus reached by the Emerging Issues Task Force related to the presentation and disclosure of net revenue, the provision for bad debts, and the allowance for doubtful accounts of healthcare entities and issued ASU No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”  This ASU retains the existing revenue recognition model for healthcare entities, pending further developments in the FASB's revenue recognition project.  However, this ASU requires the provision for doubtful accounts associated with patient service revenue to be separately displayed on the face of the statement of operations as a component of net revenue.  This ASU also requires enhanced disclosures of significant changes in estimates related to patient bad debts.  While this ASU will have no net impact on the Company’s financial position, results of operations, or cash flows, it will require the Company to reclassify its provision for doubtful accounts from operating expenses to a component of net operating revenues beginning with the first quarter of 2012, with retrospective application required. The Company’s historical provision for doubtful accounts has not been material.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU No. 2011-08

On September 15, 2011, the FASB issued ASU No. 2011-8, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test prescribed by current accounting principles. However, the quantitative impairment test is required if an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test, and then resume performing the qualitative assessment in any subsequent period. For the Company, ASU No. 2011-8 was effective January 1, 2012, and the adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

ASU No. 2011-11

On December 16, 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements. The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements. Entities are required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presented. The Company is currently reviewing the effect of ASU No. 2011-11.

3.	ACCOUNTS RECEIVABLE

Our accounts receivable are significant, but are concentrated by type of payors. The concentration of net patient service accounts receivable by payor class, as a percentage of total net patient service accounts receivable as of the end of each of the reporting periods, is as follows:

	For the Year Ended
	December 31,
	2011	2010

Commercial Payors	71.8%	71.4%
Workers' Compensation	7.1%	5.7%
Medicare	1.4%	4.5%
Other - Patients, Letters of Protection, etc.	19.7%	18.5%
	100%	100%

During the years ended December 31, 2011 and 2010, approximately 1.4% and 4.5%, respectively, of our net operating revenues related to patients participating in the Medicare program. While revenues and accounts receivable from the Medicare program are significant to our operations, we do not believe there is significant credit risk associated with this government agency. Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in accounts receivable is less than the percentage of our Medicare revenues. The Company does not believe there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its accounts receivable.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010

Leasehold Improvements	$14,290,273	$14,113,849
Medical Equipment	10,762,368	10,167,306
Furniture, Fixtures and Office Equipment	1,359,085	1,114,439
	26,411,726	25,395,594

Accumulated Depreciation	(12,788,260)	(10,448,812)

Property and Equipment, net	$13,623,466	$14,946,782

As of December 31, 2011 and 2010, the Company had $1,859,342 and $2,081,267 of equipment cost under capital lease, respectively, with accumulated amortization of $1,774,219 and $1,926,001, respectively, resulting in net assets under capital leases of $85,123 and $155,266, respectively. All of the Company’s assets under capital lease consisted of medical and office equipment. The Company’s depreciation expense totaled $2,339,448 and $1,531,191 for the years ended December 31, 2011 and 2010, respectively.

5.	LINES OF CREDIT

First Street Hospital, L.P. entered into a Letter Loan Agreement (“FSH Letter Loan Agreement”) with a financial institution on January 8, 2008. The FSH Letter Loan Agreement, as amended, provides for a $1,500,000 line of credit loan and a term loan (“FSH Loans”). The FSH Letter Loan Agreement provides for FSH Loans to be secured by real property owned by First Street Holdings, L.P., a related party to the Company, as well as accounts, inventory, fixtures, equipment and general intangibles; that the loans will be guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company; and require First Street Hospital, L.P. to maintain a debt service coverage ratio of 1.25 to 1.0. The line of credit loan calls for monthly interest only payments which shall from day to day be equal to the lesser of (a) a fluctuating rate per annum which is equal to the Index Rate which represents the rate of interest then most recently established by J.P. Morgan Chase Bank (or its successors) as its prime rate or (b) the Maximum Rate (the maximum lawful nonusurious rate of interest which under applicable law payee is permitted to charge). The effective rate of interest at December 31, 2011 was 6.5%. The line of credit loan originally matured on January 8, 2009, but has been extended to January 8, 2013. The outstanding balance at December 31, 2011 and 2010 was $1,455,000 and $581,250, respectively. Unused credit at December 31, 2011 was $45,000. The Company recognized total interest expense of $74,368 and $37,426 during the years ended December 31, 2011 and 2010, respectively, on this line of credit.

First Street Surgical Center, L.P. entered into a Letter Loan Agreement (“FSSC Letter Loan Agreement”) with a financial institution on January 8, 2008. The FSSC Letter Loan Agreement provides for a $750,000 line of credit loan and a term loan (“FSSC Loans”). The FSSC Letter Loan Agreement provides for FSSC Loans to be secured by real property owned by First Street Holdings, L.P., a related party to the Company, as well as accounts, inventory, fixtures, equipment and general intangibles; that the loans will be guaranteed personally by certain former partners of First Street Surgical Center, L.P., who are current shareholders of the Company; and require First Street Surgical Center, L.P. to maintain a debt service coverage ratio of 1.25 to 1.0. The line of credit loan calls for monthly interest only payments which shall from day to day be equal to the lesser of (a) a fluctuating rate per annum which is equal to the Index Rate which represents the rate of interest then most recently established by J.P. Morgan Chase Bank (or its successors) as its prime rate or (b) the Maximum Rate (the maximum lawful nonusurious rate of interest which under applicable law payee is permitted to charge). The effective rate of interest at December 31, 2011 was 6.5%. The line of credit loan originally matured on January 8, 2009, but has been extended to January 8, 2013. The outstanding balance at December 31, 2011 and 2010 was $720,000 and $730,000, respectively. Unused credit at December 31, 2011 was $30,000. The Company recognized total interest expense of $42,920 and $41,471 during the years ended December 31, 2011 and 2010, respectively, on this line of credit.

 On September 18, 2009, First Surgical Woodlands, L.P. entered into a $250,000 revolving draw secured promissory note with a financial institution. The note bears interest at 5.75% per annum. The note originally matured on September 18, 2010, but has been extended to September 18, 2012. The note is secured by all the equipment of First Surgical Woodlands, L.P. The outstanding balance at December 31, 2011 and 2010 was $242,137 and $210,000, respectively. Unused credit at December 31, 2011 was $7,863. The Company recognized total interest expense of $10,477 and $7,221 during the years ended December 31, 2011 and 2010, respectively, on this line of credit.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2011, First Surgical Texas entered into a $2,000,000 revolving draw unsecured promissory note with a financial institution. The line of credit loan calls for monthly interest only payments calculated based upon the financial institution’s Prime Rate. The effective rate of interest at December 31, 2011 was 5.0%. The note matures on March 29, 2012. The outstanding balance at December 31, 2011 was $2,000,000. The Company recognized total interest expense of $58,306 during the year ended December 31, 2011, on this line of credit.

6.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company’s long-term debt and capital leases at December 31, 2011 and December 31, 2010, consisted of the following:

	As of December 31,
	2011	2010

First Street Hospital, L.P.
2008 FSH Note Payable	$6,519,289	$6,879,965
2010 Construction Loan	4,322,039	4,439,150
2010 Equipment Loan	1,845,401	1,483,828
Capital Lease Obligations	68,285	286,699
First Street Surgical Center, L.P.
2008 FSSC Note Payable	1,376,859	1,453,032
First Surgical Woodlands, L.P.
2009 FSW Note Payable	-	73,909

	14,131,873	14,616,583
Less: Current Portion	(936,930)	(916,913)
Long-Term Portion	$13,194,943	$13,699,670

Long-Term Debt

In connection with the FSH Letter Loan Agreement, First Street Hospital, L.P. issued a secured promissory note in the original amount of $7,822,256 on January 8, 2008, to a financial institution (the “2008 FSH Note Payable”). The 2008 FSH Note Payable bears interest at 7.70% per annum and matures on January 8, 2013. The note calls for monthly interest and principal payments of $73,747, with a balloon payment due on January 8, 2013, of $6,162,583. As of December 31, 2011 and 2010, the Company owed $6,519,289 and $6,879,965, respectively on the 2008 FSH Note Payable, and recognized total interest expense of $524,284 and $551,249 during the years ended December 31, 2011 and 2010, respectively.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

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

On May 4, 2010, First Street Hospital, L.P. entered into a secured construction loan agreement (the “2010 Construction Loan”) with a financial institution. The loan agreement provides for advances equal to 80% of the “as completed” appraised value of the 2010 expansion of the Company’s First Street Hospital facility. Total advances under the loan agreement were $4,439,150. The loan agreement provides for the 2010 Construction Loan to be secured by real property owned by First Street Hospital, L.P., as well as accounts, inventory, fixtures, equipment and general intangibles. The loan was also guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company. The note bears interest at 6.50% per annum and matures on May 4, 2013. As of December 31, 2011 and 2010, the Company owed $4,322,039 and $4,439,150, respectively on the 2010 Construction Loan, and recognized total interest expense of $289,124 and $63,839 during the years ended December 31, 2011 and 2010, respectively.

In connection with the issuance of the 2010 Construction Loan facility, on November 30, 2010, First Street Hospital, L.P. entered into a secured promissory note (the “2010 Equipment Loan”) providing for a total principal amount of $1,863,062 with a financial institution. The 2010 Equipment Loan is also secured by real property owned by First Street Hospital, L.P., as well as accounts, inventory, fixtures, equipment and general intangibles. The 2010 Equipment Loan was also guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company. The note bears interest at 6.50% per annum and matures on November 30, 2013. As of December 31, 2011 and 2010, the Company owed $1,845,401 and $1,483,828, respectively on the 2010 Equipment Loan, and recognized total interest expense of $121,343 and $6,430 during the years ended December 31, 2011 and 2010, respectively.

In connection with the FSSC Letter Loan Agreement, First Street Surgical Center, L.P. issued a secured promissory note in the original amount of $1,652,030 on January 8, 2008, to a financial institution. The note bears interest at 7.70% per annum and matures on January 8, 2013. The note calls for monthly interest and principal payments of $15,502.88, with a balloon payment due on January 8, 2013, of $1,301,513. As of December 31, 2011 and 2010, the Company owed $1,376,859 and$1,453,032, respectively on the note, and recognized total interest expense of $110,728 and $116,425 during the years ended December 31, 2011 and 2010, respectively.

On September 18, 2009, First Surgical Woodlands, L.P. issued a $1,300,000 secured promissory note to a financial institution. The note bore interest at 5.95% per annum and matured on January 18, 2011. The Company repaid the outstanding balance of the note at maturity. The note was secured by all the equipment of First Surgical Woodlands, L.P. As of December 31, 2010, the Company owed $73,909 on the note, and recognized total interest expense of $36,884 during the year ended December 31, 2010.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations

The Company engages in a significant number of leasing transactions including medical equipment, computer equipment and other equipment utilized in operations. Leases meeting certain accounting criteria have been recorded as an asset and liability at the lower of fair value or the net present value of the aggregate future minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally ranged from 5.914% to 26.814% based on the Company’s incremental borrowing rate at the inception of the lease. The Company’s leasing transactions include arrangements for equipment with major equipment finance companies and manufacturers who retain ownership in the equipment during the term of the lease

Long-Term Debt and Capital Lease Obligation Maturities

The Company’s schedule maturities of long-term debt and capital leases for the next five years and thereafter consisted of the following at December 31, 2011:

Year Ending
December 31,

2012	$936,930
2013	13,194,943
2014	-
2015	-
2016	-
Thereafter	-
Total	$14,131,873

The Company was in compliance with all debt covenants as of December 31, 2011.

7.	STOCKHOLDER’S EQUITY

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

As discussed in Note 1, effective December 1, 2010, First Surgical Texas acquired all of the limited and general partnership interests of First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. (“Partnerships”), all of which were under common control, in exchange for the issuance of 36,000,002 shares of First Surgical Texas’s common stock. As of the date of the reverse acquisition with First Surgical Texas, the Company’s structure effectively changed to that of a consolidated corporation. As a result of this change in structure, and to reflect the total capital contributed by the limited partnerships upon formation of the corporation, the Company recapitalized the balance of total accumulated earnings of $8,754,264 as of December 1, 2010 into paid-in-capital. Please refer to Note 8 below for further information regarding the income tax implications of this change.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2010, the Company closed a Contribution Agreement with the First Surgical Texas Shareholders pursuant to which the Company acquired 100% of the outstanding securities of First Surgical Texas in exchange for 39,964,346 shares of its Common Stock.

During the year ended December 31, 2010, the Company made distributions to its limited partner unit holders, while the Company’s subsidiaries were owned by those limited partner unit holders prior to their acquisition by First Surgical Texas totaling $8,423,625. The Company has treated these distributions as deemed dividends for financial reporting purposes.

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

On March 23, 2011, the Company issued 250,000 shares of Common Stock to the Company’s Vice President, Finance for services rendered. These shares were valued at $468,914, based on the fair market value of the Company’s Common Stock on that date.

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

On April 29, 2011, the Company entered into an Agreement with First Surgical Partners LLC, RJR Consulting Group, LLC (“RJR”) and RC Capital Group, LLC pursuant to which the parties agreed to settle all disputes with respect to an agreement between the Company and RJR for RJR to provide capital markets consulting and investor relations services to the Company. In consideration of the Agreement, the Company issued 400,000 shares of the Company’s Common Stock to RJR. These shares were valued at $750,262, based on fair market value of the Company’s Common Stock on that date.

On July 15, 2011, the Company entered into an Agreement with RedChip Companies Inc. (“RedChip”) with respect to the provision of investor relation services by RedChip to the Company. In consideration of the Agreement, the Company issued 100,000 shares of the Company’s Common Stock to RedChip. These shares were valued at $187,566, based on the fair market value of the Company’s Common Stock on that date.

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

On October 6, 2011, the Company adopted the First Surgical Partners Inc. 2011 Physician Purchase Plan (the “Plan”) providing physicians with the ability to purchase up to 3.0 million shares of the Company’s Common Stock through June 30, 2012, at a price per share of $0.62, based upon an independent valuation of the Company’s Common Stock as of March 31, 2011. On November 7, 2011, the Company issued 48,387 shares of its Common Stock, and on November 10, 2011, the Company issued an additional 75,000 shares of its Common Stock, all at an average price of $0.62, to two physicians under the Plan. As of December 31, 2011, the Company had received $62,000 for an additional 100,000 shares of its Common Stock to be issued under the Plan. These proceeds have been recorded in the Company’s consolidated balance sheet as a current liability in its Accrued Expenses and Other Current Liabilities.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INCOME TAXES

The Company’s net income before income taxes totaled $7,794,089 and $10,449,725 for the years ended December 31, 2011 and 2010, respectively. The total provision for income taxes, consist of the following:

	For the Year Ended December 31,
	2011	2010
Current Taxes	$2,376,326	$991,283
Deferred Taxes	-	3,750,126
Total	$2,376,326	$4,741,409

Prior to the Company’s acquisition by First Surgical Texas, on December 1, 2010, all of the net income from the Company’s subsidiaries, First Street Surgical Center, L.P., First Surgical Woodlands, L.P., and First Street Hospital, L.P. passed through to the then-limited partners of each of the Company’s subsidiaries and the Company, therefore, had no corporate tax obligation to record. Therefore, the provision noted above for 2010 only represents the tax obligation of the Company from the date of acquisition by First Surgical Texas, December 1, 2010. Had the acquisition by First Surgical Texas occurred on January 1, 2010, the Company would have incurred the following pro-forma income tax expense:

Pro Forma for the
Year Ended
December 31, 2010
Current Taxes	$3,829,434
Deferred Taxes	3,750,126
Total	$7,579,560

The Company’s 2010 deferred tax provision consisted primarily of an adjustment necessary to reflect the Company’s tax liability on the accrual basis upon the Company’s three limited partnership subsidiaries (who were all cash basis tax payers) entering into the Contribution Agreement with First Surgical Texas.

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate (35%) to the Company’s income before income taxes is as follows:

	For the Year Ended December 31,
	2011	2010

Income Tax Expense at U.S. Statutory Rate	$2,598,177	$3,564,773

State income taxes	370,725	264,661
Pass-Through of Tax Liability to Limited Partner Unitholders	-	(2,838,149)
Cash to Accrual Adjustment	(592,576)	3,746,744
Other	-	3,380
	$2,376,326	$4,741,409

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of temporary differences which give rise to the Company’s deferred tax liabilities at December 31, 2011 and 2010, are as follows:

	For the Year Ended December 31,
	2011	2010

Deferred Tax Liability:
Cash to Accrual Adjustment	$-	$3,746,746
Other	-	3,380
Deferred Tax Liability	$-	$3,750,126

The Company had no uncertain tax positions as of December 31, 2011.

9.	EMPLOYEE BENEFIT PLANS

Substantially all of the Company’s employees are eligible to enroll in Company sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. During 2011 and 2010, costs associated with these plans, net of amounts paid by employees, totaled $757,299 and $761,132, respectively.

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

10.	RELATED PARTY TRANSACTIONS

On March 28, 2011, First Street Hospital, L.P. entered into a $200,000 and a $50,000 30-day loan with the Company’s Chairman of the Board and with the Company’s President and Chief Executive Officer, respectively. The loans matured on April 27, 2011, and if paid at maturity bore no interest. If the loans were not repaid at maturity, interest was to accrue at 6.0% per annum. Both loans were repaid on April 27, 2011.

During the years ended December 31, 2011 and 2010, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are the Company’s Chairman of the Board and the Company’s President and Chief Executive Officer) where the Company retained the services of First Surgical Partners, LLC to assist the Company in managing and conducting day-to-day business and services. The First Surgical Woodlands, L.P. agreement was executed on February 1, 2005, with a term of five years and shall automatically renew for one additional two year period unless otherwise terminated. On March 13, 2012, the First Surgical Woodlands LP entered into an addendum to the February 1, 2005 agreement such that following the first renewal, which expired on February 2, 2012, the agreement renewed and will continue to renew for one year periods, unless otherwise terminated in writing by either party. The First Street Hospital, L.P. agreement was executed on July 25, 2006, with a term of ten years and shall automatically renew for one additional two year period unless otherwise terminated. Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections. For the years ended December 31, 2011 and 2010, these fees totaled $1,863,022 and $1,802,084, respectively. As of December 31, 2011 and 2010, the Company had an outstanding balance of unpaid management fees totaling $2,817,911 and $1,712,273, respectively, included within its reported Due to Related Parties.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2006, First Street Surgical Center, L.P. entered into a $700,000 long-term line of credit with the Company’s current Chairman of the Board. The line of credit bears interest at 6.0% per annum and is unsecured. As of December 31, 2011 and 2010, the Company owed $341,186 and $321,365, respectively on the line of credit, and recognized total interest expense of $19,821 and $18,670 during the years ended December 31, 2011 and 2010, respectively. Amounts due under this line of credit are reported within the Company’s Due to Related Party.

On April 1, 2003, First Street Surgical Center, LP entered into a building lease with the Company’s current Chairman of the Board. The building lease was for an initial term of 10 years from the commencement date followed by an option to extend the initial ten year term by two consecutive five year terms. The lease agreement called for minimum monthly lease payments of $23,000 per month, subject to escalation to reflect increases in the consumer price index. For the years ended December 31, 2011 and 2010, First Street Surgical Center, LP incurred $333,374 and $320,640, respectively, in lease expense on this lease. As of December 31, 2011 and 2010, the Company had accrued and unpaid rent on this lease totaling $146,334 and $4,621, respectively, within its reported Due to Related Parties.

On September 17, 2006, First Street Hospital, LP entered into a building lease with the Company’s current Chairman of the Board. The building lease was for an initial term of 10 years from the commencement date followed by an option to extend the initial ten year term by two consecutive ten year terms. This original lease agreement calls for minimum monthly lease payments of $39,400 per month, subject to escalation to reflect increases in the consumer price index. During 2010, the hospital expanded its square footage by 23,000, adding 14 beds and two operating rooms. The expansion was opened for surgical procedures on December 15, 2010. As of December 31, 2011, a lease document or an amendment to the original lease had not been finalized or signed. A fair market valuation and assessment of rent is being performed in order to assess the new rental terms. The expansion project was funded 100% by First Street Hospital for $5,502,660 of which $4,436,150 was financed under long-term notes. For the years ended December 31, 2011 and 2010, First Street Hospital, LP incurred $516,314 and $510,517, respectively, in lease expense on this lease. As of December 31, 2011, the Company had accrued and unpaid rent on this lease totaling $218,509 within its reported Due to Related Parties. The Company had no accrued and unpaid rent on this lease at December 31, 2010.

As of December 31, 2011 and 2010, the Company had accrued and unpaid distributions related to limited partner earnings prior to the acquisition of the Company of its Subsidiaries to its Chairman of the Board and its President and Chief Executive Officer totaling $940,300 and $1,231,750, respectively, included within its reported Due to Related Parties.

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

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Bariatric Program Sponsorship Agreement

The Company entered into a Bariatric Program Sponsorship Agreement on March 22, 2006, but effective May 1, 2006, with Vital Weight Control, Inc., d/b/a NeWeigh (“Vital”). Per the agreement, the Company desires to sponsor, in part, a gastroplasty program involving surgical intervention for morbid obesity. Under this sponsorship agreement, the Company makes available its facility for surgeries on prospective patients that are participants in the bariatric program as well as for surgeries on other prospective patients that meet criteria for eligibility for bariatric surgery. At all times during the term of the agreement the Company is required to either furnish, at its expense, or reimburse Vital amounts Vital expends for operation of the program, including office space, facilities, equipment, utilities, furniture, fixtures, office supplies, postage, courier services, and other outside services as may be reasonably required to operate the program. The original term of the agreement commenced on May 1, 2006, for a period of 36 months. As compensation for the services rendered by Vital, the Company was obligated to pay a program sponsorship fee of $200,000 per month.

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

On January 13, 2009, Vital terminated the agreement as a result of a breach of contract and demanded payment of $6,200,000. The breach was the result of the Company’s failure to make the January 15, 2009 payment in the amount of $200,000 as called for under the terms of the agreement. On February 9, 2009, the Company and Vital entered a Reinstatement of Contract Agreement reinstating the contract and providing a payment to Vital of $400,000 representing payments due for January 15, 2009 and February 1, 2009. Further, the Reinstatement provided that Vital, and not the Company, may terminate the agreement going forward. Further, the Company and Vital entered into a Grant of Exclusivity Agreement providing Vital with the exclusive right to negotiate and tender contracts for the operation and management of emergency services.

On December 10, 2009, the Company extended and renewed the agreement for an additional two years. Program payments for both facilities are now set to expire April 30, 2012.

The Company made payments totaling $4.8 million during each of the years ended December 31, 2011 and 2010, respectively, and has remaining sponsorship payments of $1.6 million in 2012.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

We lease certain land, buildings, and equipment under non-cancelable operating leases generally expiring at various dates through 2016. Operating leases generally have 3- to 15-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require the Company to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred. Certain leases contain annual escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The excess of cumulative rent expense (recognized on a straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as straight-line rental accrual and is included in Other Long-Term Liabilities in the accompanying consolidated balance sheets, and totaled $117,894 and $74,130 at December 31, 2011 and 2010, respectively.

Future minimum lease payments at December 31, 2011, for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows:

Year Ending
December 31,

2012	$1,652,218
2013	784,120
2014	645,494
2015	589,378
2016	351,932
Thereafter	-
Total	$4,023,142

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  Except as set forth below, the Company is not currently aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

The current lawsuit stems from another lawsuit filed on January 7, 2011 by Aetna Health Inc. and Aetna Life in the District Court of Harris County, Texas (Case Number 201101291) (the “State Court Action”) against the Company and St. Michael’s Emergency Center, LLC (“SMEC”). SMEC is one of the Company’s off-campus emergency departments. The State Court Action primarily claimed fraud/fraudulent non-disclosure and negligent misrepresentation and sought damages, expenses and attorneys’ fees. The claims were based on the billing practices associated with the contractual affiliation agreement between the Company and SMEC. Under the affiliation, when a patient is treated at the Company’s off-campus emergency department, the resulting claims for facility fees and related fees are submitted to insurers for reimbursement under the Company’s tax identification number.  The State Court Action alleged that such facility fees and related fees are fraudulent and improper when submitted under the Company’s tax identification number because the Company and SMEC are not properly or sufficiently integrated and affiliated and because the relationship is an alleged sham. On February 14, 2011, the Company filed its original answer denying all allegations.  Further, on March 2, 2011, the Company moved to dismiss the State Court Action on the grounds that the petition raised state law claims that are preempted by the Employee Retirement Income Security Act (ERISA) and because only federal courts have jurisdiction over ERISA matters.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In response to the Motion to Dismiss, on April 7, 2011, Aetna Life segregated its claims and filed an additional lawsuit with the United States District Court for the Southern District of Texas (Houston Division) (Case Number 4:11-cv-01341) (the “Federal Court Action”) against the Company and SMEC asserting state law claims for fraud/fraudulent non-disclosure and negligent misrepresentation and also an ERISA claim in connection with the billing practices associated with the affiliation agreement between the Company and SMEC.

After filing an amended petition in the State Court Action and filing an amended complaint in the Federal Court Action, Aetna Health, Inc. and Aetna Life nonsuited the State Court Action on November 18, 2011. Aetna Health, Inc. is not a plaintiff in the Federal Court Action.

The current complaint in the Federal Court Action, the Second Amended Complaint, continues to assert claims against the Company and SMEC. The complaint also asserts claims against the Company’s other off-campus emergency departments (Bellaire Emergency Center, LLC, Emergency Healthcare Partners, LP, Preferred Emergency Room LP, River Oaks Emergency Center, LLC, Shertx, LLC, and The Woodlands FEC, LLC), alleging that the affiliation with these other emergency departments give rise to the same claims as the affiliation with SMEC.  The complaint asserts claims against three other parties (Diane Crumley and her related entities, Premier Health Services and Vital Weight Control, Inc.) who participated in the negotiation and formation of the affiliations between the Company and its off-campus emergency departments, claiming they are part of a conspiracy to defraud Aetna Life. The complaint also asserts claims against Brian Orsak (a representative of SMEC) and Dr. Shannon Orsak (a representative of SMEC) and alleges they are part of the conspiracy to defraud Aetna Life.

On December 14, 2011, the Company filed a partial motion to dismiss the Second Amended Complaint; seeking to dismiss all claims based on state law as such claims are preempted by ERISA, and seeking to require Aetna Life to proceed solely on its ERISA cause of action. On December 14, 2011, the Company also filed an answer and counterclaim to Aetna Life’s Second Amended Complaint. On December 23, 2011, Aetna Life filed a motion for judgment requesting a ruling that Aetna Life is entitled to all facility fees paid to the Company before November 2011.

On December 27, 2011, the Centers for Medicare and Medicaid Services (“CMS”) gave the Company a deadline of February 10, 2012, to show that the Company complied with Medicare’s requirement that a hospital provider must be primary engaged in providing inpatient services to be a provider within the Medicare program. According to CMS, the Company was not primarily engaged in inpatient services due to the significantly higher ratio of outpatients treated at its emergency departments. In response, on January 11, 2012, the Company informed CMS that it had decided to change the scope of its services to a more inpatient-focused model by terminating the relationship with its off-campus emergency departments. On January 13, 2012, Medicare acknowledged the Company’s proposal to avoid proposed termination from the Medicare program, and gave it until April 12, 2012 to meet the statutory Medicare definition of a hospital to remain in the Medicare program.

On January 13, 2012, the Company filed an opposition in response to Aetna Life’s motion for judgment. On February 20, 2012, Aetna Life amended its motion for judgment to seek all facility fees paid from July 25, 2009, to the present on the basis that it alleges the Company failed to meet the definition of a provider under the Medicare program during that period. The Court held an oral hearing on Aetna Life’s motion for judgment on February 21, 2012. On February 28, 2012, Aetna Life filed a notice with the court representing the amount of facility fees paid to the Company and its emergency departments from July 25, 2009, through November 10, 2011, to be $13.869 million. Aetna Life’s notice also represented that during this same period, $5.006 million was paid as ancillary fees that Aetna Life seeks to also recover. Aetna Life’s motion for judgment remains pending.

Discovery in the lawsuit is ongoing.   Although the lawsuit as currently pled is not clear regarding damages, Aetna Life’s notice to the court described above in connection with its motion for judgment indicates it is seeking at least $18.875 million. Aetna Life’s notice states that it paid total fees of $46.974 million to the Company and its emergency departments from January 1, 2009, through December 31, 2011, of which (a) $13.869 million are facility fees paid through November 10, 2011, and (b) $5.006 million are ancillary fees paid through November 10, 2011, totaling $18.875 million in facility and ancillary fees that Aetna Life seeks to recover through November 10, 2011, excluding punitive damages and attorney fees.  The Company has denied all claims and intends to continue to vigorously defend these claims. An estimate of the amount or range of loss or possible loss cannot be made at this time.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of the co-defendants in these actions have requested that the Company provide indemnification for their legal fees and other costs or losses arising from the above litigation. An estimate of the amount or range of loss or possible loss arising from any alleged indemnification obligations cannot be made at this time.

12.	SUBSEQUENT EVENTS

On February 7, 2012, the Company declared a quarterly dividend on its Common Stock of $0.025 per share. The record date for this distribution was February 6, 2012, and the payment date was February 9, 2012. The total dividend payable on February 9, 2012 was $1,021,835.

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

As of December 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President (our principal executive officer) and our Vice President, Finance (our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and President (our principal executive officer) and our Vice President, Finance (our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Dr. Jacob Varon	59	Chairman of the Board of Directors
Anthony F. Rotondo	45	Chief Executive Officer, President and Director
Dr. David E. Tomaszek	57	Director
Don Knight	43	Vice President of Finance

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

Anthony F. Rotondo, President, Chief Executive Officer and Director

Mr. Rotondo has worked exclusively in the healthcare industry for his entire career and has more than a decade of experience within the ASC segment.  Mr. Rotondo served as an area manager with HealthSouth from September 1997 to December 1998, as Regional Operations Officer of Physicians Surgical Care, as Vice President of Operations of Foundation Surgical Affiliates from March 2000 to August 2000, Vice President of Operations for Surgicare from August 2000 to September 2002 and as CEO and co-founder of First Surgical Partners, L.L.C. from 2002 to present.   Mr. Rotondo holds a Bachelor of Business Administration from Texas Tech University and a Masters of Business Administration from the University of St. Thomas.  As a founder, President and Chief Executive Officer of First Surgical Partners, L.L.C., the former general partner of our subsidiaries, Mr. Rotondo has unparalleled knowledge of the Company’s history, strategies, technologies and culture. Mr. Rotondo has been a key component in developing our Subsidiaries prior to our acquisition of such subsidiaries.

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

Don Knight, Vice President of Finance

Mr. Knight served as an outsourced controller from 2002 through July 2007 for FSP, the former general partner of our subsidiaries.  During this period he assisted with each facility opening, maintaining their financial needs, and reporting the financial results. Mr. Knight, as a CPA, has over twelve years of public accounting experience with various industries, but more specifically real estate enterprises, healthcare facilities and physician private practices.  He specialized in accounting system setup and implementation, financial statement reporting and tax compliance.  He holds a Bachelor of Business Administration from Texas A&M University.  In July 2007, Mr. Knight was appointed, and currently serves, as the Vice President of Finance for our Company

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

•	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

We do not have a charter governing the nominating process.  The members of our board of directors, who perform the functions of a nominating committee, are not independent because they are also our officers.  To date, there has not been any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. However, we intend to charter a nominating committee comprised of independent board members in the near future.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2011 and 2010; and

•	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

						Non-equity	Non-Qualified
Name and					Stock	Incentive Plan	Deferred	All Other
Principal				Stock	Options	Compensation	Compensation	Compensation
Position	Year	Salary ($)	Bonus ($)	Awards ($)	($)	($)	Earnings ($)	($)		Total ($)

Dr. Jacob Varon,	2011	—	—	—	—	—	—	931,511	(1)	931,511
Chairman	2010	—	—	—	—	—	—	901,042	(1)	901,042

Tony Rotondo,	2011	104,988	—	—	—	—	—	931,511	(1)	1,036,499
CEO	2010	104,988	—	—	—	—	—	901,042	(1)	1,006,030

Dr. David Tomaszek,	2011	—	—	—	—	—	—	—		—
Director	2010	—	—	—	—	—	—	—		—

Don Knight,	2011	150,002	—	—	—	—	—	—		150,002
VP of Finance	2010	145,002	—	—	—	—	—	—		145,002

(1) Payments represent funds received pursuant to the management agreements between First Surgical Partners, LLC and both First Street Hospital, L.P. and First Surgical Woodlands, L.P.  During the years ended December 31, 2010 and 2009, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are shareholders of the Company) where the Company retained the services of First Surgical Partners, LLC to assist the Company in managing and conducting day-to-day business and services.  Dr. Varon and Tony Rotondo, executive officers and directors of the Company, are the owners of First Surgical Partners, LLC.  The First Surgical Woodlands, L.P. agreement was executed on February 1, 2005, with a term of five years and shall automatically renew for one additional two year period unless otherwise terminated.  On March 13, 2012, the First Surgical Woodlands LP entered into an addendum to the February 1, 2005 agreement such that following the first renewal, which expired on February 2, 2012, the agreement renewed and will continue to renew for one year periods, unless otherwise terminated in writing by either party. The First Street Hospital, L.P. agreement was executed on July 25, 2006, with a term of ten years and shall automatically renew for one additional two year period unless otherwise terminated.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  For the year ended December 31, 2011 and 2010, the partnerships accrued a total of $1,863,022 and $1,802,084 in management fees to First Surgical Partners, LLC that are payable by the Company but, as of December 31, 2011, had not been paid. Dr. Varon and Mr. Rotondo are equal owners in First Surgical Partners LLC, and, as a result, half of the amount paid to First Surgical Partners, LLC was applied to Dr. Varon and Mr. Rotondo each.  The management agreements are continuing in operation following the acquisition of First Surgical Woodlands, L.P. and First Street Hospital, L.P. by our company.

Employment Agreements

As of the date hereof, the Company has not entered into employment agreements with any of its executive officers. However, we have an at-will employment arrangement with Messrs. Rotondo and Knight pursuant to which we verbally agreed to pay the officers approximately $105,000 and $150,000 for the year ended December 31, 2012, respectively. Mr. Rotondo negotiated his salary with Board of Directors in an arms-length transaction. Mr. Knight negotiated his salary with Mr. Rotondo in an arms-length transaction as well.

2010 Grants of Plan-Based Awards

The Company made no plan-based equity and non-equity awards grants to named executives in 2011.

Outstanding Equity Awards at Fiscal Year End

The Company had no unexercised options, stock that had not vested or equity incentive plan awards for any of our named executive officers as of December 31, 2011.

Option Exercises

During our fiscal year ended December 31, 2011, there were no options exercised by our named officers.

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

The following table sets forth, as of March 23, 2012, certain information with respect to the beneficial ownership of our Common Stock by each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

	Common Stock	Shares of Common Stock Subject
Name of Beneficial Owner (1)	Beneficially Owned	to Voting Agreement(6)		Percentage of Common Stock (3)

Dr. Jacob Varon (2) (6)	6,921,577	36,000,002		88.08%

Anthony F. Rotondo (2)(4)(6)	6,293,737	36,000,002		88.08%

Dr. David E. Tomaszek (2)(5)	3,992,655	0		9.77%

Don Knight (2)(7)	250,000	0	*

All officers and directors as a group (4 people)	17,457,969	36,000,002		88.69%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o First Surgical Partners, L.L.C., 411 First Street, Bellaire, Texas 77401.
(2)	Executive officer and/or director of the Company.
(3)	Applicable percentage ownership is based on 40,873,393 shares of Common Stock outstanding as of March 23, 2012, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 23, 2012, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March 23, 2012, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(4)	Includes 5,293,737 shares of Common Stock held by Anthony F. Rotondo and 1,000,000 shares of Common Stock held by The Anthony F. Rotondo Irrevocable Trust dated July 23, 2010. Mr. Rotondo is the beneficiary of such trust but does not serve as the trustee and, as a result, does not have voting or dispositive control over such securities.

(5)	Includes 3,602,655 shares of Common Stock held by David E. Tomaszek and 390,000 shares of Common Stock held by The David E. Tomaszek Irrevocable Trust dated July 20, 2010. Dr. Tomaszek is the beneficiary of such trust but does not serve as the trustee and, as a result, does not have voting or dispositive control over such securities. Includes 3,992,655 shares covered by that certain voting agreement executed in connection with the acquisition of FSSC, FSW and FSH by First Surgical Texas, whereby each of the former owners of the Subsidiaries granted Dr. Varon and Mr. Rotondo, affiliates of the Company, the authority to vote their shares of the Subsidiaries or such successor of the Subsidiaries as Dr. Varon and Mr. Rotondo deem appropriate in their sole discretion.
(6)	On November 4, 2010, we entered into a Contribution Agreement with the First Surgical Texas Shareholders pursuant to which the First Surgical Texas Shareholders agreed to contribute 100% of the outstanding securities of First Surgical Texas in exchange for 39,964,346 shares of our Common Stock. On November 24, 2010, we entered an agreement with First Surgical Texas to extend the closing date to December 31, 2010 in consideration of a payment of $7,500. The First Surgical Texas Contribution closed on December 31, 2010. Prior to the closing of the First Surgical Texas contribution, First Surgical Texas acquired FSSC, FSW and FSH from the former partners. Pursuant to that certain voting agreement executed in connection with the acquisition of FSSC, FSW and FSH by First Surgical Texas, each of the former owners of the Subsidiaries granted Dr. Varon and Mr. Rotondo, affiliates of the Company, the authority to vote their shares of the Subsidiaries or such successor of the Subsidiaries as Dr. Varon and Mr. Rotondo deem appropriate in their sole discretion. Dr. Varon and Mr. Rotondo disclaim beneficial ownership of such shares governed by the Voting Agreement.

(7)	Represents 150,000 shares of common held by Mr. Knight, 41,979 shares of Common Stock held by the Emma Haley Knight 2011 Irrevocable Trust, 36,631 shares of Common Stock held by the Erin Mackenzie Knight 2011 Irrevocable Trust and 21,390 shares of Common Stock held by the Brayden Dane Knight 2011 Irrevocable Trust. Mr. Knight is the trustee of each of these trusts and has dispositive and voting control over such shares. Mr. Knight disclaims beneficial ownership of such securities held by the trusts.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On December 31, 2010, the Company entered into an Agreement and Release with David Roff, a shareholder of the Company, pursuant to which Mr. Roff returned 36,111 shares of Common Stock of the Company to the Company for cancellation and has provided a full release of the Company in consideration of $300,000 less the repayment of any shareholder loans or accounts payable.

During the years ended December 31, 2011 and 2010, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships) where the Company retained the services of First Surgical Partners, LLC to assist the Company in managing and conducting day-to-day business and services.  Dr. Varon and Tony Rotondo, executive officers and directors of the Company, are the owners of First Surgical Partners, LLC.  The First Surgical Woodlands, L.P. agreement was executed on February 1, 2005, with a term of five years and shall automatically renew for one additional two year period unless otherwise terminated.  On March 13, 2012, the First Surgical Woodlands LP entered into an addendum to the February 1, 2005 agreement such that following the first renewal, which expired on February 2, 2012, the agreement renewed and will continue to renew for one year periods, unless otherwise terminated in writing by either party. The First Street Hospital, L.P. agreement was executed on July 25, 2006, with a term of ten years and shall automatically renew for one additional two year period unless otherwise terminated.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  For the year ended December 31, 2011 and 2010, the partnerships incurred a total of $1,863,022 and $1,802,084 in management fees to First Surgical Partners, LLC.  As of December 31, 2011 and 2010, the Company had an outstanding balance of unpaid management fees totaling $2,817,911 and $1,712,273, respectively, included within its reported Due to Related Parties.

On June 1, 2006, First Street Surgical Center, L.P. entered into a $700,000 long-term line of credit Dr. Jacob Varon, who is the Company’s current Chairman of the Board. The line of credit bears interest at 6.0% per annum and is unsecured. As of December 31, 2011 and 2010, the Company owed $341,186 and $321,365, respectively on the line of credit, and recognized total interest expense of $19,821 and $18,670 during the years ended December 31, 2011 and 2010, respectively. Amounts due under this line of credit are reported within the Company’s Due to Related Party.

On April 1, 2003, First Street Surgical Center, LP entered into a building lease with Dr. Jacob Varon. The building lease was for an initial term of 10 years from the commencement date followed by an option to extend the initial ten year term by two consecutive five year terms. The lease agreement called for minimum monthly lease payments of $23,000 per month, subject to escalation to reflect increases in the consumer price index. For the years ended December 31, 2011 and 2010, First Street Surgical Center, LP incurred $333,374 and $320,640, respectively, in lease payments to Dr. Varon. As of December 31, 2011 and 2010, the Company had accrued and unpaid rent on this lease totaling $146,334 and $4,621, respectively, within its reported Due to Related Parties.

On September 17, 2006, First Street Hospital, LP entered into a building lease with Dr. Jacob Varon, who is a current shareholder of the Company and Chairman of the Board. The building lease was for an initial term of 10 years from the commencement date followed by an option to extend the initial ten year term by two consecutive ten year terms. This original lease agreement calls for minimum monthly lease payments of $39,400 per month, subject to escalation to reflect increases in the consumer price index. During 2010, the hospital expanded its square footage by 23,000, adding 14 beds and two operating rooms. The expansion was opened for surgical procedures on December 15, 2010. As of December 31, 2011, a lease document or an amendment to the original lease had not been finalized or signed. A fair market valuation and assessment of rent is being performed in order to assess the new rental terms. The expansion project was funded 100% by First Street Hospital for $5,502,660 of which $4,436,150 was financed under long-term notes. For the years ended December 31, 2011 and 2010, First Street Hospital, LP incurred $516,314 and $510,517, respectively, in lease payments to Dr. Varon. As of December 31, 2011, the Company had accrued and unpaid rent on this lease totaling $218,509 within its reported Due to Related Parties. The Company had no accrued and unpaid rent on this lease at December 31, 2010.

As of December 31, 2011 and 201, the Company had accrued and unpaid distributions related to limited partner earnings prior to the acquisition of the Company of its Subsidiaries Dr. Varon and Mr. Rotondo totaling $940,300 and $1,231,750, respectively, included within its reported Due to Related Parties.

As of December 31, 2009, the Company had $604,637 due from First Surgical Memorial Village LP, and entity managed by the former general partner of the Company’s three operating partnerships. This amount was repaid in 2010.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011, and for the fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, including tax return preparation and tax compliance for these fiscal periods were as follows:

	Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$150,700	$80,000
Audit Related Fees	$20,438	$-
Tax Fees	$101,500	$10,154
All Other Fees	$-	$-
Total	$272,638	$90,154

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our Company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of First Surgical Partners Inc. (f/k/a Arkson Nutraceuticals Corp.), as amended (4)

3.2	Corporate Bylaws of First Surgical Partners, Inc. (f/k/a Arkson Nutraceuticals Corp.) (3)

4.1	Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated January 8, 2008 (4)

4.2	Secured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated January 8, 2008 (4)

4.3	Unsecured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated May 4, 2010 (4)

4.4	Secured Construction Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated May 4, 2010 (4)

4.5	Secured Promissory Note issued by First Street Surgical Center LP to Bank of River Oaks dated January 8, 2008 (4)

4.6	Intentionally left blank,

4.7	Secured Promissory Note issued by First Surgical Woodlands, L.P. to the Bank of River Oaks dated September 18, 2009 (4)

4.8	Long-term Line of Credit between First Street Surgical Center, L.P. and Jacob Varon dated June 1, 2006. (4)

4.9	Secured Promissory Note issued by First Street Hospital, L.P. to Bank of River Oaks dated November 30, 2010. (4)

4.10	Fourth Amendment to Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated January 8, 2008, dated effective January 8, 2011. (4)

4.11	Modification, Renewal and Extension Agreement to the Secured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated January 8, 2008, dated effective January 8, 2011. (4)

4.12	Fourth Amendment to Letter Loan Agreement by and between First Street Surgical Center LP to Bank of River Oaks dated January 8, 2008, dated effective January 8, 2011. (4)

4.13	First Amendment to Secured Promissory Note issued by First Surgical Woodlands, L.P. to the Bank of River Oaks dated September 18, 2009, dated effective September 18, 2010. (4)

4.14*	Fifth Amendment to Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated October 31, 2011

4.15*	Fifth Amendment to Letter Loan Agreement by and between First Street Surgical Center LP to Bank of River Oaks dated October 31, 2011

4.16*	Sixth Amendment to Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks entered into effective as of January 8, 2012

4.17*	Sixth Amendment to Letter Loan Agreement by and between First Street Surgical Center LP to Bank of River Oaks entered into effective as of January 8, 2012

4.18*	Modification, Renewal and Extension Agreement to the Secured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated January 8, 2008, dated effective January 8, 2012

4.19*	Modification, Renewal and Extension Agreement to the Secured Promissory Note issued by First Street Surgical Center L.P. to the Bank of River Oaks dated January 8, 2008, dated effective January 8, 2012

10.1	Contribution Agreement by and between Arkson Nutraceuticals Corp. and Piper Acquisition III, Inc., dated November 4, 2010. (4)

10.2	Amendment to the Contribution Agreement by and between Arkson Nutraceuticals Corp. and Piper Acquisition III, Inc., dated November 24, 2010. (1)

10.3	Form of Non-Competition, Non-Disclosure and Non-Solicitation Agreement by and between First Surgical Texas, Inc. (f/k/a Piper Acquisition III, Inc., a wholly owned subsidiary of the Company), and former limited partners or members of First Street Hospital, L.P., First Surgical Woodlands, L.P., First Street Surgical Center, L.P. and First Surgical Partners, L.L.C.(2)

10.4	Form of Lock-Up Agreement by and between First Surgical Texas, Inc. (f/k/a Piper Acquisition III, Inc., a wholly owned subsidiary of the Company), and former limited partners or members of First Street Hospital, L.P., First Surgical Woodlands, L.P., First Street Surgical Center, L.P. and First Surgical Partners, L.L.C. (2)

10.5	Form of Voting Agreement by and between First Surgical Texas, Inc. (f/k/a Piper Acquisition III, Inc., a wholly owned subsidiary of the Company), and former limited partners or members of First Street Hospital, L.P., First Surgical Woodlands, L.P., First Street Surgical Center, L.P. and First Surgical Partners, L.L.C. (2)

10.6	Agreement entered by and between the Company and David Roff dated December 31, 2010(2)

10.7	Lease Agreement for First Street Surgical Center, L.P. dated April 1, 2003 (4)

10.8	Lease Agreement for First Street Hospital, L.P. dated September 17, 2006 (7)

10.9	Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated May 1, 2006 (4)

10.10	Amendment to the Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated February 13, 2008 (4)

10.11	Extension and Renewal of Contract Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated December 10, 2009 (4)

10.12	Management Agreement by and between First Surgical Partners LLC and First Street Hospital LP (4)

10.13	Management Agreement by and between First Surgical Partners LLC and First Surgical Woodlands LP (4)

10.14	Termination Letter from Vital Weight Control Inc. To First Street Hospital LP dated January 30, 2009 (4)

10.15	Reinstatement of Contract Agreement dated February 6, 2009 between Vital Weight Control Inc and First Street Hospital LP (5)

10.16	Letter Agreement between Jacob Varon and First Surgical Partners Inc. dated June 1, 2011 (6)

10.17*	First Surgical Partners Inc. 2011 Physician Purchase Plan

10.18*	Amendment to Management Agreement by and between First Surgical Partners LLC and First Surgical Woodlands LP

10.19*	Fifth Amendment to Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated October 31, 2011

10.20*	Fifth Amendment to Letter Loan Agreement by and between First Street Surgical Center LP to Bank of River Oaks dated October 31, 2011

10.21*	Sixth Amendment to Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks entered into effective as of January 8, 2012

10.22*	Sixth Amendment to Letter Loan Agreement by and between First Street Surgical Center LP to Bank of River Oaks entered into effective as of January 8, 2012

21.1	List of Subsidiaries (4)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 26, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 6, 2011

(3)	Incorporated by reference to the Form 10 Registration Statement filed with the Securities and Exchange Commission on February 9, 2007

(4)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2011.

(5)	Incorporated by reference to the Form 8-K/A Current Report filed with the Securities and Exchange Commission on August 1, 2011

(6)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 15, 2011.

(7)	Incorporated by reference to the Form 8-K/A Current Report filed with the Securities and Exchange Commission on April 27, 2011

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on this 30th day of March 2012.

FIRST SURGICAL PARTNERS INC.

/s/ Anthony F. Rotondo
Name:	Anthony F. Rotondo
Title:	President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Don Knight
Name:	Don Knight
Title:	Vice President, Finance
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Anthony F. Rotondo	President and Chief Executive Officer and Director	March 30, 2012
Anthony F. Rotondo

/s/ Don Knight	Vice President, Finance	March 30, 2012
Don Knight	(Principal Financial and Accounting Officer)

/s/ Dr. Jacob Varon	Chairman of the Board of Directors	March 30, 2012
Dr. Jacob Varon

/s/ Dr. David E. Tomaszek	Director	March 30, 2012
Dr. David E. Tomaszek

