Form 10-Q
period 2012-03-31
First Surgical Partners Inc.
filed 2012-05-21
CIK 1389413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 18, 2012, the Issuer had 40,873,393 shares of its common stock outstanding.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I

Item 1. Financial Statements

FIRST SURGICAL PARTNERS INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	March 31,	December 31,
	2012	2011

Assets

Current Assets
Cash and Cash Equivalents	$415,365	$1,285,723
Accounts Receivable, net	31,984,075	30,092,100
Inventory	1,763,738	2,121,299
Prepaid Expenses and Other Current Assets	199,919	253,492

Total Current Assets	34,363,097	33,752,614

Property and Equipment, net	13,495,544	13,623,466

Other Assets, net	42,073	46,535

Total Assets	$47,900,714	$47,422,615

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable	$3,412,432	$5,064,495
Due to Related Parties	4,935,929	4,137,614
Accrued Expenses and Other Current Liabilities	1,607,233	1,447,955
Lines of Credit	4,409,247	4,417,137
Income Taxes Payable	7,730,665	6,566,708
Current Portion of Long-Term Debt and Capital Lease Obligations	8,243,478	936,930

Total Current Liabilities	30,338,984	22,570,839

Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations, Net of Current Portion	5,652,970	13,194,943
Due to Related Party	346,329	341,186
Other Long-Term Liabilities	145,755	117,894

Total Long-Term Liabilities	6,145,054	13,654,023

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, zero issued and outstanding, respectively	-	-
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 40,873,393 and 40,873,393 shares issued and outstanding, respectively	4,087	4,087
Additional Paid-In Capital	9,657,660	9,657,660
Retained Earnings	1,754,929	1,536,007

Total Shareholders' Equity	11,416,676	11,197,754

Total Liabilities and Shareholders' Equity	$47,900,714	$47,422,615

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FIRST SURGICAL PARTNERS INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Net Revenue	$12,708,035	$12,623,897

Operating Expenses
Salaries and Benefits	3,102,353	3,533,060
Medical Supplies	2,471,509	2,761,169
Bariatric Program Sponsorship	1,200,000	1,200,000
Depreciation	454,628	528,969
Rent	532,793	561,951
Management Fees	518,711	465,652
Other Operating Expenses	1,676,043	1,630,368
Total Operating Expenses	9,956,037	10,681,169
Other Expenses
Interest Expense, net	(351,600)	(295,860)
Total Other Expenses	(351,600)	(295,860)
Income Before Income Taxes	2,400,398	1,646,868
Income Taxes	1,159,641	640,244
Net Income	$1,240,757	$1,006,624
Basic and Diluted Income per Common Share	$0.03	$0.03
Weighted average number of common shares outstanding - basic and fully diluted	40,873,393	40,022,227
Dividends declared per common share	$0.025	$0.0125

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FIRST SURGICAL PARTNERS INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,240,757	$1,006,624
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	454,628	528,969
Amortization of Deferred Financing Costs	4,461	-
Stock Compensation	-	468,914
Common Shares Issued for Services	-	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,891,975)	(2,693,419)
Inventory	357,561	527,338
Other Current Assets	73,497	(73,001)
Accounts Payable, Accrued Expenses and Other Current Liabilities	(1,487,640)	(542,556)
Due to Related Parties	778,392	-
Other Long Term Liabilities	27,861	86,557
Current and Deferred Taxes Payable	1,163,957	542,027

Net Cash Provided by (Used in) Operating Activities	721,499	(148,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(326,707)	(503,738)

Net Cash Used in Investing Activities	(326,707)	(503,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on Line of Credit	41,335	751,049
Repayments on Line of Credit	(49,224)	(40,000)
Proceeds from Issuance of Long-Term Debt	-	629,234
Repayment of Long-Term Debt and Capital Lease Obligations	(235,426)	(260,583)
Dividends Paid	(1,021,835)	(500,000)

Net Cash Provided by (Used in) Financing Activities	(1,265,150)	579,700

NET DECREASE IN CASH AND CASH EQUIVALENTS	(870,358)	(72,585)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,285,723	266,708
CASH AND CASH EQUIVALENTS AT END OF YEAR	$415,365	$194,123

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Interest	$338,768	$285,726

Cash Paid for Taxes	$-	$200,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	BUSINESS AND ORGANIZATION

First Surgical Partners Inc., including its subsidiaries, is an operator of two ambulatory surgery centers (“ASC”), First Street Surgical Center, L.P., and First Surgical Woodlands, L.P., and a general acute care hospital, First Street Hospital, L.P., all located in the greater Houston, Texas metro area. Procedures performed include non life-threatening surgeries, such as bariatrics, reconstructive and cosmetic plastics, orthopedics, pain management, neurosurgery and podiatry, which are often completed on an outpatient or short stay basis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Accounting Principles

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2011 Form 10-K filed with the SEC on March 30, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

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

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Income Taxes

The Company provides for income taxes using the asset and liability method. This approach recognizes the amount of federal, state, and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates. A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income. The Company evaluates its tax positions and establishes assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. The Company reviews these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjusts them accordingly. The Company and its corporate subsidiaries file a consolidated federal income tax return. State income tax returns are filed on a separate, combined, or consolidated basis in accordance with relevant state laws and regulations. The Company records any interest and penalties related to its federal and state tax obligations as a component of Income Tax expense within its consolidated statements of income.

Earnings per Share

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive securities that were outstanding during the respective periods, unless their impact would be antidilutive. The Company had no dilutive securities as of March 31, 2012 or 2011.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of
	March 31	December 31,
	2012	2011

Leasehold Improvements	$14,469,589	$14,290,273
Medical Equipment	10,859,537	10,762,368
Furniture, Fixtures and Office Equipment	1,409,306	1,359,085
	26,738,432	26,411,726

Accumulated Depreciation	(13,242,888)	(12,788,260)

Property and Equipment, net	$13,495,544	$13,623,466

As of March 31, 2012, and December 31, 2011, the Company had $1,420,852 and $1,859,342 of equipment cost under capital lease, respectively, with accumulated amortization of $1,351,487 and $1,774,219, respectively, resulting in net assets under capital leases of $69,365 and $85,123, respectively. All of the Company’s assets under capital lease consisted of medical equipment.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.	LINES OF CREDIT

First Street Hospital, L.P. entered into a Letter Loan Agreement (“FSH Letter Loan Agreement”) with a financial institution on January 8, 2008. The FSH Letter Loan Agreement, as amended, provides for a $1,500,000 line of credit loan and a term loan (“FSH Loans”). The FSH Letter Loan Agreement provides for FSH Loans to be secured by real property owned by First Street Holdings, L.P., a related party to the Company, as well as accounts, inventory, fixtures, equipment and general intangibles; that the loans will be guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company; and require First Street Hospital, L.P. to maintain a debt service coverage ratio of 1.25 to 1.0. The line of credit loan calls for monthly interest only payments which shall from day to day be equal to the lesser of (a) a fluctuating rate per annum which is equal to the Index Rate which represents the rate of interest then most recently established by J.P. Morgan Chase Bank (or its successors) as its prime rate or (b) the Maximum Rate (the maximum lawful nonusurious rate of interest which under applicable law payee is permitted to charge). The effective rate of interest at March 31, 2012 was 5.75%. The line of credit loan originally matured on January 8, 2009, but has been extended to January 8, 2013. The outstanding balance at March 31, 2012, and at December 31, 2011, was $1,480,000 and $1,455,000, respectively. Unused credit at March 31, 2012 was $20,000. The Company recognized total interest expense of $28,401 and $12,669 during the three months ended March 31, 2012 and 2011, respectively, on this line of credit.

First Street Surgical Center, L.P. entered into a Letter Loan Agreement (“FSSC Letter Loan Agreement”) with a financial institution on January 8, 2008. The FSSC Letter Loan Agreement provides for a $750,000 line of credit loan and a term loan (“FSSC Loans”). The FSSC Letter Loan Agreement provides for FSSC Loans to be secured by real property owned by First Street Holdings, L.P., a related party to the Company, as well as accounts, inventory, fixtures, equipment and general intangibles; that the loans will be guaranteed personally by certain former partners of First Street Surgical Center, L.P., who are current shareholders of the Company; and require First Street Surgical Center, L.P. to maintain a debt service coverage ratio of 1.25 to 1.0. The line of credit loan calls for monthly interest only payments which shall from day to day be equal to the lesser of (a) a fluctuating rate per annum which is equal to the Index Rate which represents the rate of interest then most recently established by J.P. Morgan Chase Bank (or its successors) as its prime rate or (b) the Maximum Rate (the maximum lawful nonusurious rate of interest which under applicable law payee is permitted to charge). The effective rate of interest at March 31, 2012 was 5.75%. The line of credit loan originally matured on January 8, 2009, but has been extended to January 8, 2013. The outstanding balance at March 31, 2012, and at December 31, 2011, was $705,000 and $720,000, respectively. Unused credit at March 31, 2012 was $45,000. The Company recognized total interest expense of $10,346 and $10,494 during the three months ended March 31, 2012 and 2011, respectively, on this line of credit.

On September 18, 2009, First Surgical Woodlands, L.P. entered into a $250,000 revolving draw secured promissory note with a financial institution. The note bears interest at 5.75% per annum. The note originally matured on September 18, 2010, but has been extended to September 18, 2012. The note is secured by all the equipment of First Surgical Woodlands, L.P. The outstanding balance at March 31, 2012, and at December 31, 2011, was $224,247 and $242,137, respectively. Unused credit at March 31, 2012 was $25,753. The Company recognized total interest expense of $4,359 and $2,718 during the three months ended March 31, 2012 and 2011, respectively, on this line of credit.

On March 31, 2011, First Surgical Texas entered into a $2,000,000 revolving draw unsecured promissory note with a financial institution. The line of credit loan calls for monthly interest only payments calculated based upon the financial institution’s Prime Rate. The effective rate of interest at March 31, 2012 was 5.0%. The note originally matured on March 29, 2012, but has been extended to June 27, 2012. The outstanding balance at March 31, 2012 was $2,000,000. The Company recognized total interest expense of $38,494 during the three months ended March 31, 2012, on this line of credit.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

5.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company’s long-term debt and capital leases consisted of the following:

	As of
	March 31	December 31,
	2012	2011

First Street Hospital, L.P.
2008 FSH Note Payable	$6,424,332	$6,519,289
2010 Construction Loan	4,276,090	4,322,039
2010 Equipment Loan	1,792,177	1,845,401
Capital Lease Obligations	47,044	68,285

First Street Surgical Center, L.P.
2008 FSSC Note Payable	1,356,805	1,376,859

	13,896,448	14,131,873

Less: Current Portion	(8,243,478)	(936,930)

Long-Term Portion	$5,652,970	$13,194,943

Long-Term Debt

In connection with the FSH Letter Loan Agreement, First Street Hospital, L.P. issued a secured promissory note in the original amount of $7,822,256 on January 8, 2008, to a financial institution (the “2008 FSH Note Payable”). The 2008 FSH Note Payable bears interest at 7.70% per annum and matures on January 8, 2013. The note calls for monthly interest and principal payments of $73,747, with a balloon payment due on January 8, 2013, of $6,162,583. As of March 31, 2012, and at December 31, 2011, the Company owed $6,424,332 and $6,519,289, respectively on the 2008 FSH Note Payable, and recognized total interest expense of $126,283 and $131,886 during the three months ended March 31, 2012 and 2011, respectively.

On May 4, 2010, First Street Hospital, L.P. entered into a secured construction loan agreement (the “2010 Construction Loan”) with a financial institution. The loan agreement provides for advances equal to 80% of the “as completed” appraised value of the 2010 expansion of the Company’s First Street Hospital facility. Total advances under the loan agreement were $4,439,150. The loan agreement provides for the 2010 Construction Loan to be secured by real property owned by First Street Hospital, L.P., as well as accounts, inventory, fixtures, equipment and general intangibles. The loan was also guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company. The note bears interest at 6.50% per annum and matures on May 4, 2013. As of March 31, 2012, and at December 31, 2011, the Company owed $4,276,090 and $4,322,039, respectively on the 2010 Construction Loan, and recognized total interest expense of $70,771 and $70,937 during the three months ended March 31, 2012 and 2011, respectively.

In connection with the issuance of the 2010 Construction Loan facility, on November 30, 2010, First Street Hospital, L.P. entered into a secured promissory note (the “2010 Equipment Loan”) providing for a total principal amount of $1,863,062 with a financial institution. The 2010 Equipment Loan is also secured by real property owned by First Street Hospital, L.P., as well as accounts, inventory, fixtures, equipment and general intangibles. The 2010 Equipment Loan was also guaranteed personally by certain former partners of First Street Hospital, L.P., who are current shareholders of the Company. The note bears interest at 6.50% per annum and matures on November 30, 2013. As of March 31, 2012, and at December 31, 2011, the Company owed $1,792,177 and $1,845,401, respectively on the 2010 Equipment Loan, and recognized total interest expense of $30,035 and $28,837 during the three months ended March 31, 2012 and 2011, respectively.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In connection with the FSSC Letter Loan Agreement, First Street Surgical Center, L.P. issued a secured promissory note in the original amount of $1,652,030 on January 8, 2008, to a financial institution. The note bears interest at 7.70% per annum and matures on January 8, 2013. The note calls for monthly interest and principal payments of $15,502.88, with a balloon payment due on January 8, 2013, of $1,301,513. As of March 31, 2012, and at December 31, 2011, the Company owed $1,356,805 and $1,376,859, respectively on the note, and recognized total interest expense of $26,671 and $27,853 during the three months ended March 31, 2012 and 2011, respectively.

Capital Lease Obligations

The Company engages in a number of leasing transactions including medical equipment, computer equipment and other equipment utilized in operations. Leases meeting certain accounting criteria have been recorded as an asset and liability at the lower of fair value or the net present value of the aggregate future minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally ranged from 5.914% to 26.814% based on the Company’s incremental borrowing rate at the inception of the lease. The Company’s leasing transactions include arrangements for equipment with major equipment finance companies and manufacturers who retain ownership in the equipment during the term of the lease.

The Company was in compliance with all debt covenants as of March 31, 2012.

6.	INCOME TAXES

For the three months ended March 31, 2012, the Company’s effective income tax rate of 48.3% was negatively impacted by $267,157 of interest and penalties related to the Company’s 2011 corporate tax return. The balance of the difference from the federal statutory rate of 35.0% was due primarily to temporary timing differences. For the three months ended March 31, 2011, the Company’s effective income tax rate of 38.9% differed from the federal statutory rate of 35.0% due primarily to temporary timing differences.

7.	STOCKHOLDER’S EQUITY

On February 7, 2012, the Company declared a quarterly dividend on its Common Stock of $0.025 per share. The record date for this distribution was February 6, 2012, and the dividend was paid on February 9, 2012. The total dividend paid was $1,021,835.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

8.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012 and 2011, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the Company’s limited partnerships and the owners of which are the Company’s Chairman of the Board and the Company’s President and Chief Executive Officer) where the Company retained the services of First Surgical Partners, LLC to assist the Company in managing and conducting day-to-day business and services. The First Surgical Woodlands, L.P. agreement was executed on February 1, 2005, with a term of five years and shall automatically renew for one additional two year period unless otherwise terminated. On March 13, 2012, the First Surgical Woodlands LP entered into an addendum to the February 1, 2005 agreement such that following the first renewal, which expired on February 2, 2012, the agreement renewed and will continue to renew for one year periods, unless otherwise terminated in writing by either party. The First Street Hospital, L.P. agreement was executed on July 25, 2006, with a term of ten years and shall automatically renew for one additional two year period unless otherwise terminated. Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections. For the three months ended March 31, 2012 and 2011, these fees totaled $518,711 and $465,652, respectively. As of March 31, 2012, and at December 31, 2011, the Company had an outstanding balance of unpaid management fees totaling $3,104,787 and $2,817,911, respectively, included within its reported Due to Related Parties.

On June 1, 2006, First Street Surgical Center, L.P. entered into a $700,000 long-term line of credit with the Company’s current Chairman of the Board. The line of credit bears interest at 6.0% per annum and is unsecured. As of March 31, 2012, and at December 31, 2011, the Company owed $346,329 and $341,186, respectively on the line of credit, and recognized total interest expense of $5,143 and $4,845 during the three months ended March 31, 2012 and 2011, respectively. Amounts due under this line of credit are reported within the Company’s Due to Related Party.

On April 1, 2003, First Street Surgical Center, LP entered into a building lease with the Company’s current Chairman of the Board. The building lease was for an initial term of 10 years from the commencement date followed by an option to extend the initial ten year term by two consecutive five year terms. The lease agreement called for minimum monthly lease payments of $23,000 per month, subject to escalation to reflect increases in the consumer price index. For the three months ended March 31, 2012 and 2011, First Street Surgical Center, LP incurred $83,891 and $80,160, respectively, in lease expense on this lease. As of March 31, 2012, and at December 31, 2011, the Company had accrued and unpaid rent on this lease totaling $230,225 and $146,334, respectively, within its reported Due to Related Parties.

On September 17, 2006, First Street Hospital, LP entered into a building lease with the Company’s current Chairman of the Board. The building lease was for an initial term of 10 years from the commencement date followed by an option to extend the initial ten year term by two consecutive ten year terms. This original lease agreement calls for minimum monthly lease payments of $39,400 per month, subject to escalation to reflect increases in the consumer price index. During 2010, the hospital expanded its square footage by 23,000, adding 14 beds and two operating rooms. The expansion was opened for surgical procedures on December 15, 2010. As of March 31, 2012, a lease document or an amendment to the original lease had not been finalized or signed. However, a fair market valuation and assessment of the appropriate rent for the land underlying our recent expansion, which is owned by the Company’s current Chairman of the Board, has recently been completed with an indicative fair market lease value of $17,094 per month. The expansion project was funded 100% by First Street Hospital for $5,502,660 of which $4,436,150 was financed under long-term notes. During the three months ended March 31, 2012 and 2011, First Street Hospital, LP incurred $181,974 and $127,629, respectively, in lease expense on this lease. Included in the Company’s expense for the first quarter of 2012 was an estimated $50,000 associated with the aforementioned additional rent associated with the land underlying the expansion. As of March 31, 2012, and at December 31, 2011, the Company had accrued and unpaid rent on this lease totaling $463,949 and $218,509 within its reported Due to Related Parties.

As of March 31, 2012, and at December 31, 2011, the Company had accrued and unpaid distributions related to limited partner earnings prior to the acquisition of the Company of its Subsidiaries to its Chairman of the Board and its President and Chief Executive Officer totaling $940,000 and $940,300, respectively, included within its reported Due to Related Parties.

9.	COMMITMENTS AND CONTINGENCIES

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

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company is currently a defendant in a lawsuit stemming from another lawsuit filed on January 7, 2011 by Aetna Health Inc. and Aetna Life in the District Court of Harris County, Texas (Case Number 201101291) (the “State Court Action”) against the Company and St. Michael’s Emergency Center, LLC (“SMEC”). SMEC is one of the Company’s off-campus emergency departments. The State Court Action primarily claimed fraud/fraudulent non-disclosure and negligent misrepresentation and sought damages, expenses and attorneys’ fees. The claims were based on the billing practices associated with the contractual affiliation agreement between the Company and SMEC. Under the affiliation, when a patient is treated at the Company’s off-campus emergency department, the resulting claims for facility fees and related fees are submitted to insurers for reimbursement under the Company’s tax identification number.  The State Court Action alleged that such facility fees and related fees are fraudulent and improper when submitted under the Company’s tax identification number because the Company and SMEC are not properly or sufficiently integrated and affiliated and because the relationship is an alleged sham. On February 14, 2011, the Company filed its original answer denying all allegations.  Further, on March 2, 2011, the Company moved to dismiss the State Court Action on the grounds that the petition raised state law claims that are preempted by the Employee Retirement Income Security Act (ERISA) and because only federal courts have jurisdiction over ERISA matters.

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

On December 27, 2011, the Centers for Medicare and Medicaid Services (“CMS”) gave the Company a deadline of February 10, 2012, to show that the Company complied with Medicare’s requirement that a hospital provider must be primary engaged in providing inpatient services to be a provider within the Medicare program. According to CMS, the Company was not primarily engaged in inpatient services due to the significantly higher ratio of outpatients treated at its emergency departments. In response, on January 11, 2012, the Company informed CMS that it had decided to change the scope of its services to a more inpatient-focused model by terminating the relationship with its off-campus emergency departments. On January 13, 2012, Medicare acknowledged the Company’s proposal to avoid proposed termination from the Medicare program, and gave it until April 12, 2012 to meet the statutory Medicare definition of a hospital to remain in the Medicare program. On April 10, 2012, CMS informed the Company that, based on the progress made with the implementation of its corrective action plan, CMS was suspending the termination action on the hospital.

FIRST SURGICAL PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

10.	SUBSEQUENT EVENTS

Bariatric Program Sponsorship Agreement

On April 30, 2012, the Company allowed its Bariatric Program Sponsorship Agreement with Vital Weight Control, Inc., to expire pursuant to its terms. The Company made payments totaling $1.2 million during each of the three month periods ended March 31, 2012 and 2011, and a final payment of $400,000 during April 2012.

On May 4, 2012, the Company entered into a new Bariatric Program Sponsorship Agreement with First Choice Weight Loss, Inc. (“First Choice”). Per the agreement, First Choice is responsible for managing the bariatric program aimed at providing an interdisciplinary approach and surgical intervention for morbid obesity. First Choice is responsible for marketing, advertising and promoting the bariatric program. The Company is responsible for providing hospital services and making all required payments under the agreement.

As compensation for the services rendered by First Choice, the Company is obligated to pay a program sponsorship fee of $100,000 per month. The original term of the agreement extends for 12 months after the effective date, and may be renewed for an additional 12 months at any time during the 90 days immediately preceding the expiration date.

Item2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipates,” “believes,” “expects,” “plans,” “future,” “intends,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011, and our quarterly reports on Form 10-Q. We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

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

As of March 31, 2012, we had 33 affiliated physicians who provide medical care and surgical services to our patients.  In addition, as of March 31, 2012, there were an additional 73 non-affiliated physicians that use our locations for surgical procedures, many with great frequency.  With 106 total surgeons, 31.1% are shareholders or affiliated surgeons and 68.9% are non-owners or non-affiliates as of March 31, 2012. We believe surgeons choose to perform surgeries at our facilities because of (1) the input and control they have over the facilities’ operations, (2) the quality of the facilities, (3) the well trained staff, (4) the reputations of the other surgeons using the facilities, and (5) the well-respected, financially disciplined management team.  Since our formation in 2002, we have partnered with the best surgeons in their specialties covering the greater Houston area.  Since inception, and through March 31, 2012, these physicians (affiliated and non-affiliated) have performed nearly 46,000 procedures and the number of procedures performed each year continues to grow.

For the three months ended March 31, 2012, affiliated surgeons generated 68.1% of our revenues. The remaining balance of the revenue for the three months ended March 31, 2012, or 31.9%, was generated by non-affiliated surgeons. We expect the mix of affiliated surgeons and non-affiliated surgeons and the percentage of revenue generated by each of these groups to remain approximately the same in the near future.

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

Key Challenges

The following represent the challenges facing our company going forward:

•	Declining reimbursements - Third party payors are reimbursing less and less for our services. We will continue to negotiate for favorable managed care contracts, as well as looking at alternative methods of reimbursements, such as direct contracting with self-insured employers and/or unions.

•	Highly regulated industry - Over the last several years, changes in regulations regarding hospitals, specifically physician-owned hospitals, have created additional challenges from an operation perspective. Many of these changes have resulted in limitations, including moratoriums, on physician-owned start-up hospitals. We have analyzed the aspects of Medicare reimbursements, and the changes in Medicare reimbursements may have a slightly harmful effect on our revenues. Although the moratorium on physician-owned start-up hospitals may prevent us from developing start up hospitals, which could have a negative impact on our growth strategy, we will be able to acquire existing hospitals as well as develop surgical centers.

•	Healthcare Reform - President Obama has identified healthcare reform as a priority. The future of healthcare reform to our book of business is concerning, yet our business model of looking at existing facilities to acquire is still advantageous. We will continue to look at hospitals that would benefit from our leadership and business model going forward.

•	Accountable Care Organizations - Known as ACO's, this model of bundling payments to the facility, physician, and all other healthcare providers is concerning. Major healthcare reform bills being contemplated now by Congress include, at the very least, consideration of this model. At this time, it is difficult, if not impossible, to determinate how the adoption of ACO’s may impact our operations, if at all. If adopted, the ACO model may require our company to engage additional accounting and billing personnel to coordinate payments, which, in turn, could have a negative impact on our net income.

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

The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated:

	For the Three Months Ended
	March 31,
	2012	2011

Commercial Carriers	72.22%	72.68%
Worker's Compensation	6.76%	4.49%
Medicare	5.66%	7.44%
Other (self pays, hardships, etc.)	15.36%	15.39%

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Note 2 to our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting principles in the United States.  Certain of our accounting policies are critical to understanding our Consolidated Financial Statements because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.  We believe that the application of the accounting policies described in the following paragraphs is highly dependent on critical estimates and assumptions that are inherently uncertain and highly susceptible to change.  For all of these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment.  On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below.

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

Income Taxes

We provide for income taxes using the asset and liability method. This approach recognizes the amount of federal, state, and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns.  Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates.  A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized.  Realization is dependent on generating sufficient future taxable income.  We evaluate our tax positions and establish assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes.  We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly.  The Company and its corporate subsidiaries file a consolidated federal income tax return.  State income tax returns are filed on a separate, combined, or consolidated basis in accordance with relevant state laws and regulations.  The Company records any interest and penalties related to its federal and state tax obligations as a component of Income Tax expense within its consolidated statements of income.

Other Matters

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of our Consolidated Financial Statements.  All of our significant accounting policies are further described in Note 2 to our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.  The policies described in Note 2 often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance and are frequently reexamined by accounting standards setters and regulators.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue:

	For the Three Months Ended
	March 31,
	2012	2011
Net Revenue	100.0%	100.0%

Operating Expenses
Salaries and Benefits	24.4%	28.0%
Medical Supplies	19.4%	21.9%
Bariatric Program Sponsorship	9.4%	9.5%
Depreciation	3.6%	4.2%
Rent	4.2%	4.5%
Management Fees	4.1%	3.7%
Other Operating Expenses	13.2%	12.9%

Total Operating Expenses	78.3%	84.6%

Other Expenses
Interest Expense, net	(2.8)%	(2.3)%

Total Other Expenses	(2.8)%	(2.3)%

Income Before Income Taxes	18.9%	13.0%

Income Taxes	9.1%	5.1%

Net Income	9.8%	8.0%

Three Months Ended March 31, 2012, as Compared to Three Months Ended March 31, 2011

Our net revenue increased $84,138 or 0.7%, to $12,708,035 for the three months ended March 31, 2012, as compared to $12,623,897 during the three months ended March 31, 2011.  Our total cases decreased to 1,430 for the three months ended March 31, 2012, as compared to 1,478 for the three months ended March 31, 2011; however, hospital cases increased by 29 from 485 to 514, respectively. Due to the nature of our case mix of procedures performed, the increase in our average revenue per procedure between the two periods was at a level that offset the nominal decrease in case volume.

Salaries and benefits decreased $430,707 or 12.2%, to $3,102,353 during the first three months of 2012, as compared to $3,533,060 for 2011. The primary source of this decrease was due to the fact that in March 2011 we issued 250,000 shares of our Common Stock to our Vice President, Finance for services rendered. These shares were valued at $468,914, based on the fair market value of our Common Stock on that date, and included as a component of our 2011 salaries and benefit expense.

Medical supplies decreased $289,660, or 10.5%, to $2,471,509 for the first three months of 2012, as compared to $2,761,169 for 2011.  This decrease was attributable to implementation of optimal medical supply stocking levels, reducing the amount of carrying costs and increasing order efficiency.

Our Bariatric Program Sponsorship fees were unchanged at $1,200,000 during each period presented.

Depreciation expense decreased $74,341, or 14.1%, to $454,628 for the three months ended March 31, 2012, as compared to $528,969 for 2011.  This decrease was attributable primarily to the reduction in depreciation rate over the two year period.

Our rent expense decreased $29,158, or 5.2%, to $532,793 for 2012, as compared to $561,951 for 2011. This decrease was primarily due to changes in equipment rental leases.

During the three months ended March 31, 2012 and 2011, both First Street Hospital, L.P. and First Surgical Woodlands, L.P. held management agreements with First Surgical Partners, LLC (the former General Partner of the our limited partnerships and the owners of which are our Chairman of the Board and our President and Chief Executive Officer) where we retained the services of First Surgical Partners, LLC to assist us in managing and conducting day-to-day business and services. Under each agreement, the facility appointed First Surgical Partners, LLC to act as exclusive agent to handle all day to day affairs but reserved the right to make all final policy decisions that impacts the overall performance or value of the facility. First Surgical Partners, LLC is required to render all services, direction advice, supervision and assistance necessary to assure adequate performance of the facility’s ordinary and usual day-to-day services including, but not limited to, acting as general agent on behalf of the facility and designing and implementing a marketing program including preparation of marketing materials such as brochures, media advertising materials, direct mail and press releases. The marketing efforts of First Surgical Partners, LLC includes active solicitation of appropriate third party managed care contracts, such as PPO's and HMO's. Further, First Surgical Partners, LLC is required to maintain all licenses for each facility, coordinate all accounting functions acquire and maintain all insurance and manage all bank accounts, billing, information systems and vendor contracts. Each agreement calls for the payment, by the partnerships to First Surgical Partners, LLC, of a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections. These fees totaled $518,711 for the three months ended March 31, 2012, as compared to $465,652 for 2011, with the increase a direct result of corresponding increases in cash collections by these two entities. The management agreements are currently in effect and we will continue to accrue such fees under the agreed upon terms set forth therein.

Our other operating expenses were comparable between the two periods presented.

We recorded net interest expense of $351,600 for the three months ended March 31, 2012, as compared to $295,860 for 2011, or an increase of 18.8%. This increase was primarily a result of higher average borrowings outstanding between the two periods.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our credit lines and long-term debt.

As of March 31, 2012, we had $415,365 of cash and cash equivalents on hand as compared to $1,285,723 at December 31, 2011.  Additionally, we had net working capital of $4,024,113 at March 31, 2012, a decrease of $7,157,662 from our net working capital balance of $11,181,775 at December 31, 2011. This decrease was attributable to a $7,306,548 increase in our current portion of our long-term debt due to certain instruments maturing during the next twelve months. We are actively working to renew these facilities and expect to extend their terms.

We generated cash flow from operating activities of $721,499 during the three months ended March 31, 2012, as compared to a use of funds of $148,547 during 2011.  The net increase in cash flow provided from operating activities for the three months ended March 31, 2012, as compared to 2011, was primarily due to changes in our working capital components.

We used $326,707 and $503,738 of cash for investing activities during the three months ended March 31, 2012 and 2011, respectively.  These expenditures were primarily related to leasehold improvements and equipment purchases associated with our hospital expansion project and updating obsolete equipment at our surgical centers.

During the three months ended March 31, 2012, we used $1,265,150 of cash in financing activities, as compared to our generating $579,700 of cash in investing activities during the three months ended March 31, 2011.  Of the 2012 amount, $1,021,835 related to dividends paid during the year, in addition to net repayments under short and long-term debt facilities. Of the 2011 amount, advances under our lines of credit and long term debt were partially offset by partial repayments on those borrowing as well as our first quarter 2011 dividend.

As of March 31, 2012, we had $90,753 available to us under our various credit lines.  We monitor the financial strength of our depositories, creditors, insurance carriers, and other counterparties using publicly available information, as well as qualitative inputs.  Based on our current borrowing capacity and compliance with the financial covenants under our credit agreements, we do not believe there is significant risk in our ability to make draws under our various credit lines, if needed.  However, no such assurances can be provided.

As of March 31, 2012, we have scheduled principal payments of $8,243,478 during the next twelve months, related to long-term debt and capital lease obligations (see Note 5, Long-term Debt and Capital Lease Obligations , in the accompanying unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2012).  We do not believe we face near-term refinancing risk and are actively working to refinance these borrowings.  Our credit agreements governing the vast majority of our secured borrowings contain financial covenants that include a leverage ratio.  As of March 31, 2012, we were in compliance with the covenants under our various credit agreements.  If we anticipate a covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreements.  Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time.  In such circumstances, a default under our various credit agreements would have a material adverse effect on our business, financial position, results of operations and cash flows.

We estimate that, based on current plans and assumptions, our available cash, cash flow from operations and available credit under our various credit lines is sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Long Term Debt

At March 31, 2012, our long-term debt consisted of the following:

First Street Hospital, L.P. issued a secured promissory note in the original amount of $7,822,256 on January 8, 2008, to a financial institution (the “2008 FSH Note Payable”). The 2008 FSH Note Payable bears interest at 7.70% per annum and matures on January 8, 2013. The note calls for monthly interest and principal payments of $73,747, with a balloon payment due on January 8, 2013, of $6,162,583. As of March 31, 2012, the Company owed $6,424,332 on the 2008 FSH Note Payable.

On May 4, 2010, First Street Hospital, L.P. entered into a secured construction loan agreement (the “2010 Construction Loan”) with a financial institution. Total advances under the loan agreement were $4,439,150. The note calls for monthly interest and principal payments ranging from approximately $24,507 to $38,907, with a balloon payment due on May 4, 2013, of $4,099,241. The note bears interest at 6.50% per annum. As of March 31, 2012, the Company owed $4,276,090 on the 2010 Construction Loan.

In connection with the issuance of the 2010 Construction Loan facility, on November 30, 2010, First Street Hospital, L.P. entered into a secured promissory note (the “2010 Equipment Loan”) providing for a total principal amount of $1,863,062 with a financial institution. The note calls for monthly interest and principal payments ranging from approximately $9,419 to $27,753, with a balloon payment due on November 30, 2013, of $1,442,988. The note bears interest at 6.50% per annum. As of March 31, 2012, the Company owed $1,792,177 on the 2010 Equipment Loan.

First Street Surgical Center, L.P. issued a secured promissory note in the original amount of $1,652,030 on January 8, 2008, to a financial institution. The note bears interest at 7.70% per annum and matures on January 8, 2013. The note calls for monthly interest and principal payments of $15,502.88, with a balloon payment due on January 8, 2013, of $1,301,513. As of March 31, 2012, the Company owed $1,356,805 on the note.

Bariatric Program Sponsorship Agreement

On April 30, 2012, we allowed our Bariatric Program Sponsorship Agreement with Vital Weight Control, Inc., to expire pursuant to its terms. We made payments totaling $1.2 million during each of the three month periods ended March 31, 2012 and 2011, and a final payment of $400,000 during April 2012.

On May 4, 2012, we entered into a new Bariatric Program Sponsorship Agreement with First Choice Weight Loss, Inc. (“First Choice”). Per the agreement, First Choice is responsible for managing the bariatric program aimed at providing an interdisciplinary approach and surgical intervention for morbid obesity. First Choice is responsible for marketing, advertising and promoting the bariatric program. We are responsible for providing hospital services and making all required payments under the agreement.

As compensation for the services rendered by First Choice, we are obligated to pay a program sponsorship fee of $100,000 per month. The original term of the agreement extends for 12 months after the effective date, and may be renewed for an additional 12 months at any time during the 90 days immediately preceding the expiration date.

Management Fees

Both First Street Hospital, L.P. and First Surgical Woodlands, L.P. hold management agreements with First Surgical Partners, LLC (the former General Partner of our limited partnerships and the owners of which are our Chairman of the Board and our President and Chief Executive Officer) where we retained the services of First Surgical Partners, LLC to assist us in managing and conducting day-to-day business and services.  Each agreement calls for the payment by the partnerships to First Surgical Partners, LLC of a monthly fee equal to 5% of the net monthly collected revenues from the partnership’s cash collections.  For the three months ended March 31, 2012, these fees totaled $518,711. The management agreements are currently in effect and we will continue to pay such fees under the agreed upon terms set forth therein. The First Surgical Woodlands LP agreement was executed on February 1, 2005 with a term of five years and automatically renews for one additional two year period unless otherwise terminated in writing by either party. On March 13, 2012, the First Surgical Woodlands LP entered into an addendum to the February 1, 2005 agreement such that following the first renewal, which expired on February 2, 2012, the agreement renewed and will continue to renew for one year periods, unless otherwise terminated in writing by either party. The First Street Hospital LP agreement was executed on July 25, 2006 with a term of ten years and automatically renews for an additional two year period unless otherwise terminated in writing by either party.

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of March 31, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer (our Principal Executive Officer) and our Vice President, Finance (our Principal Financial and Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer (our Principal Executive Officer) and our Vice President, Finance (our Principal Financial and Accounting Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are currently a defendant in a lawsuit stemming from another lawsuit filed on January 7, 2011 by Aetna Health Inc. and Aetna Life in the District Court of Harris County, Texas (Case Number 201101291) (the “State Court Action”) against us and St. Michael’s Emergency Center, LLC (“SMEC”). SMEC is one of our off-campus emergency departments. The State Court Action primarily claimed fraud/fraudulent non-disclosure and negligent misrepresentation and sought damages, expenses and attorneys’ fees. The claims were based on the billing practices associated with the contractual affiliation agreement between us and SMEC. Under the affiliation, when a patient is treated at our off-campus emergency department, the resulting claims for facility fees and related fees are submitted to insurers for reimbursement under our tax identification number.  The State Court Action alleged that such facility fees and related fees are fraudulent and improper when submitted under our tax identification number because we and SMEC are not properly or sufficiently integrated and affiliated and because our relationship is an alleged sham. On February 14, 2011, we filed our original answer denying all allegations.  Further, on March 2, 2011, we moved to dismiss the State Court Action on the grounds that the petition raised state law claims that are preempted by the Employee Retirement Income Security Act (ERISA) and because only federal courts have jurisdiction over ERISA matters.

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

On December 27, 2011, the Centers for Medicare and Medicaid Services (“CMS”) gave us a deadline of February 10, 2012, to show that we complied with Medicare’s requirement that a hospital provider must be primary engaged in providing inpatient services to be a provider within the Medicare program. According to CMS, we were not primarily engaged in inpatient services due to the significantly higher ratio of outpatients treated at our emergency departments. In response, on January 11, 2012, we informed CMS that we had decided to change the scope of our services to a more inpatient-focused model by terminating the relationship with our off-campus emergency departments. On January 13, 2012, Medicare acknowledged our proposal to avoid proposed termination from the Medicare program, and gave us until April 12, 2012 to meet the statutory Medicare definition of a hospital to remain in the Medicare program. On April 10, 2012, CMS informed us that, based on the progress made with the implementation of our corrective action plan, CMS was suspending the termination action on the hospital.

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

Item 1A.	Risk Factors

Please refer to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of First Surgical Partners Inc. (f/k/a Arkson Nutraceuticals Corp.), as amended (4)

3.2	Corporate Bylaws of First Surgical Partners, Inc. (f/k/a Arkson Nutraceuticals Corp.) (3)

4.1	Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated January 8, 2008 (4)

4.2	Secured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated January 8, 2008 (4)

4.3	Unsecured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated May 4, 2010 (4)

4.4	Secured Construction Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated May 4, 2010 (4)

4.5	Secured Promissory Note issued by First Street Surgical Center LP to Bank of River Oaks dated January 8, 2008 (4)

4.6	Intentionally left blank,

4.7	Secured Promissory Note issued by First Surgical Woodlands, L.P. to the Bank of River Oaks dated September 18, 2009 (4)

4.8	Long-term Line of Credit between First Street Surgical Center, L.P. and Jacob Varon dated June 1, 2006. (4)

4.9	Secured Promissory Note issued by First Street Hospital, L.P. to Bank of River Oaks dated November 30, 2010. (4)

4.10	Fourth Amendment to Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated January 8, 2008, dated effective January 8, 2011. (4)

4.11	Modification, Renewal and Extension Agreement to the Secured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated January 8, 2008, dated effective January 8, 2011. (4)

4.12	Fourth Amendment to Letter Loan Agreement by and between First Street Surgical Center LP to Bank of River Oaks dated January 8, 2008, dated effective January 8, 2011. (4)

4.13	First Amendment to Secured Promissory Note issued by First Surgical Woodlands, L.P. to the Bank of River Oaks dated September 18, 2009, dated effective September 18, 2010. (4)

4.14	Fifth Amendment to Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated October 31, 2011 (8)

4.15	Fifth Amendment to Letter Loan Agreement by and between First Street Surgical Center LP to Bank of River Oaks dated October 31, 2011 (8)

4.16	Sixth Amendment to Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks entered into effective as of January 8, 2012 (8)

4.17	Sixth Amendment to Letter Loan Agreement by and between First Street Surgical Center LP to Bank of River Oaks entered into effective as of January 8, 2012 (8)

4.18	Modification, Renewal and Extension Agreement to the Secured Promissory Note issued by First Street Hospital, L.P. to the Bank of River Oaks dated January 8, 2008, dated effective January 8, 2012 (8)

4.19	Modification, Renewal and Extension Agreement to the Secured Promissory Note issued by First Street Surgical Center L.P. to the Bank of River Oaks dated January 8, 2008, dated effective January 8, 2012 (8)

10.1	Contribution Agreement by and between Arkson Nutraceuticals Corp. and Piper Acquisition III, Inc., dated November 4, 2010. (4)

10.2	Amendment to the Contribution Agreement by and between Arkson Nutraceuticals Corp. and Piper Acquisition III, Inc., dated November 24, 2010. (1)

10.3	Form of Non-Competition, Non-Disclosure and Non-Solicitation Agreement by and between First Surgical Texas, Inc. (f/k/a Piper Acquisition III, Inc., a wholly owned subsidiary of the Company), and former limited partners or members of First Street Hospital, L.P., First Surgical Woodlands, L.P., First Street Surgical Center, L.P. and First Surgical Partners, L.L.C.(2)

10.4	Form of Lock-Up Agreement by and between First Surgical Texas, Inc. (f/k/a Piper Acquisition III, Inc., a wholly owned subsidiary of the Company), and former limited partners or members of First Street Hospital, L.P., First Surgical Woodlands, L.P., First Street Surgical Center, L.P. and First Surgical Partners, L.L.C. (2)

10.5	Form of Voting Agreement by and between First Surgical Texas, Inc. (f/k/a Piper Acquisition III, Inc., a wholly owned subsidiary of the Company), and former limited partners or members of First Street Hospital, L.P., First Surgical Woodlands, L.P., First Street Surgical Center, L.P. and First Surgical Partners, L.L.C. (2)

10.6	Agreement entered by and between the Company and David Roff dated December 31, 2010(2)

10.7	Lease Agreement for First Street Surgical Center, L.P. dated April 1, 2003 (4)

10.8	Lease Agreement for First Street Hospital, L.P. dated September 17, 2006 (7)

10.9	Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated May 1, 2006 (4)

10.10	Amendment to the Bariatric Program Sponsorship Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated February 13, 2008 (4)

10.11	Extension and Renewal of Contract Agreement by and between the Company and Vital Weight Control, Inc. d/b/a NeWeigh dated December 10, 2009 (4)

10.12	Management Agreement by and between First Surgical Partners LLC and First Street Hospital LP (4)

10.13	Management Agreement by and between First Surgical Partners LLC and First Surgical Woodlands LP (4)

10.14	Termination Letter from Vital Weight Control Inc. To First Street Hospital LP dated January 30, 2009 (4)

10.15	Reinstatement of Contract Agreement dated February 6, 2009 between Vital Weight Control Inc and First Street Hospital LP (5)

10.16	Letter Agreement between Jacob Varon and First Surgical Partners Inc. dated June 1, 2011 (6)

10.17	First Surgical Partners Inc. 2011 Physician Purchase Plan (8)

10.18	Amendment to Management Agreement by and between First Surgical Partners LLC and First Surgical Woodlands LP (8)

10.19	Fifth Amendment to Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks dated October 31, 2011 (8)

10.20	Fifth Amendment to Letter Loan Agreement by and between First Street Surgical Center LP to Bank of River Oaks dated October 31, 2011 (8)

10.21	Sixth Amendment to Letter Loan Agreement by and between First Street Hospital, L.P. and the Bank of River Oaks entered into effective as of January 8, 2012 (8)

10.22	Sixth Amendment to Letter Loan Agreement by and between First Street Surgical Center LP to Bank of River Oaks entered into effective as of January 8, 2012 (8)

21.1	List of Subsidiaries (4)
31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	CEO and CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 26, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 6, 2011

(3)	Incorporated by reference to the Form 10 Registration Statement filed with the Securities and Exchange Commission on February 9, 2007

(4)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2011.

(5)	Incorporated by reference to the Form 8-K/A Current Report filed with the Securities and Exchange Commission on August 1, 2011

(6)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 15, 2011.

(7)	Incorporated by reference to the Form 8-K/A Current Report filed with the Securities and Exchange Commission on April 27, 2011

(8)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 30, 2012.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SURGICAL PARTNERS INC.

Date: May 21, 2012	/s/ Anthony F. Rotondo
Name: Anthony F. Rotondo
Title: President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Don Knight
Name: Don Knight
Title: Vice President, Finance
(Principal Financial Officer)

